Form 10-Q
period 2024-06-30
WEBTOON Entertainment Inc.
filed 2024-08-12
CIK 1997859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 001-42144

WEBTOON Entertainment Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	81-3830533
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5700 Wilshire Blvd., Suite 220 Los Angeles, CA	90036 (Zip Code)

(Address of principal executive offices)

Registrant’s telephone number, including area code: (323) 424-3795

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	WBTN	Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 2, 2024, the registrant had 128,272,591 shares of common stock, par value $0.0001 per share, outstanding.

i

Glossary

As used in this Quarterly Report on Form 10-Q (this “Report”), unless stated otherwise or the context otherwise requires:

•
“amateur creator(s)” means creators who do not currently monetize their content as Paid Content on our platform as they are subject to our standard terms and conditions without Paid Content revenue sharing provisions. Amateur creators may monetize through other methods, including advertising if they meet certain viewership and subscriber thresholds.
•
“Coins” means our in-app currency, which our users can purchase, earn by completing certain advertisement-associated actions or receive during in-app promotional events.
•
“creators” means individuals who upload content to our platform and whose content remains available on our platform. Total creators include both amateur and professional creators.
•
“Daily Pass” means a digital pass that provides users with access to locked episodes primarily from a series that is no longer publishing new episodes.
•
“eBookJapan” means our eBook (including digital manga, which is manga in a digital format), web-comic and web-novel offering in Japan dedicated to professional creators.
•
“episode” means a periodically uploaded chapter or installment of a web-comic or web-novel title.
•
“Fast Pass” means a digital pass that provides users with early access to upcoming episodes for ongoing series of content on our platform, which must be purchased with Coins.
•
“IP Adaptations” means adaptations of certain content on our offerings into other media formats such as film, streaming series, games and merchandise.
•
“LINE MANGA” means our web-comic and digital manga offering in Japan dedicated to both amateur and professional creators.
•
“manga” means a style of Japanese comic books and graphic novels typically presented in print format.
•
“MAU” or “monthly active users” means users who visited our offerings at least once in the applicable calendar month, averaged over each month in the given period.
•
“MPU” or “monthly paying users” means users who have paid to access Paid Content in the applicable calendar month, averaged over each month in the given period.
•
“Munpia” means, as context requires, Munpia Inc., one of our wholly-owned subsidiaries in Korea, or Munpia, the namesake web-novel offering and web-novel creator community in Korea run by Munpia Inc.
•
“NAVER” means NAVER Corporation, a global information communications technology (ICT) company and our parent, and its subsidiaries and affiliates, excluding WEBTOON, unless context otherwise requires.
•
“NAVER SERIES” means our eBook, web-comic and web-novel offering in Korea dedicated to professional creators.
•
“NAVER WEBTOON” means NAVER WEBTOON Ltd., one of our wholly-owned subsidiaries in Korea that operates our offerings including WEBTOON and WEBTOON Korea.
•
“offering” means our mobile applications, websites or specific sections within such applications and websites where our creators post content, including WEBTOON, WEBTOON Korea, LINE MANGA, NAVER SERIES, eBookJapan, Munpia and Wattpad.
•
“Paid Content” means content on our offerings that our users need to pay to access, including through the use of Coins.
•
“Paid Content Average Revenue per Paying User" or "ARPPU" means the average Paid Content revenue in a given month divided by the number of monthly paying users for such month, averaged over each month in the given period.

•
“Paying ratio” means, with respect to a given period, the ratio of MPU divided by MAU.
•
“Paying user” means, with respect to a given period, a user who has paid to access Paid Content on our platform.
•
“professional creator(s)” means creators who monetize through Paid Content on our platform under formal creator agreements with Paid Content revenue sharing provisions.
•
“title” means a sequential web-comic or web-novel story that is comprised of episodes.
•
“Wattpad” means, as context requires, Wattpad Corp., one of our wholly-owned subsidiaries in Canada which was acquired by NAVER in May 2021 and subsequently acquired by us from NAVER in June 2023, or Wattpad, the namesake global web-novel offering with a global community of creators who are mostly amateur creators that is run by Wattpad Corp.
•
“web-comics” means digitally created and serialized stories expressed through vertical, continuous and graphical content.
•
“web-novels” means digitally created, serialized and text-based stories.
•
“WEBTOON” means, as context requires, WEBTOON Entertainment Inc., a Delaware corporation, and its consolidated subsidiaries, or WEBTOON, the namesake global web-comic offering run by NAVER WEBTOON.
•
“WEBTOON English” means WEBTOON offered in English.
•
“WEBTOON Korea” means NAVER WEBTOON, our web-comic offering in Korea

Cautionary Note Regarding Forward-Looking Statements

This Report contains forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements do not relate strictly to historical or current facts and reflect management’s assumptions, views, plans objectives and projections about the future. Forward-looking statements may be identified by the use of words such as “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “project,” “estimate,” “expect,” “strategy,” “future,” “likely,” “may,” “should,” “will” and similar references to future periods. Examples of forward-looking statements include, among others, statements we make regarding:

•
expected operating results, such as revenue growth and earnings;
•
economic and industry trends;
•
the demand for our platform in general;
•
our ability to continue to attract and empower creators to create engaging content;
•
our ability to grow and retain our user base and strengthen our brand;
•
our ability to increase engagement with users and strengthen our community;
•
our ability to attract and retain our senior management team or key personnel;
•
our ability to continue to innovate and expand our advertising business;
•
our ability to increase paying ratio and strengthen our monetization capability;
•
our ability to increase revenues from our intellectual property operations;
•
our beliefs about and objectives for future operation;
•
future acquisitions or investments;
•
our ability to continue to grow across our current markets and expand into new markets;
•
our ability to continue to innovate and enhance our offerings;
•
the functionality and economics of our platform on mobile operating systems;
•
our ability to maintain the security and availability of our platform;
•
our ability to obtain, maintain, protect and enhance our intellectual property;
•
the increased expenses associated with being a public company;
•
our business model and expectations and management of future growth, including expansion in international markets and expenditures associated with such growth; and
•
our ability to compete with existing and new competitors in existing and new markets.

Because forward-looking statements are based on current beliefs, expectations and assumptions regarding future events, they are subject to risks, uncertainties and changes that are difficult to predict and many of which are outside of our control. You should realize that if underlying assumptions prove inaccurate, or known or unknown risks or uncertainties materialize, our actual results and financial condition could vary materially from expectations and projections expressed or implied in our forward-looking statements. Risks and uncertainties include:

•
we have experienced rapid growth in recent periods, and our historical growth rates may not be indicative of our future performance;
•
our growth depends on our ability to attract and empower creators and our ability to properly support and incentivize our creators to create compelling, engaging and interactive content;

•
our growth depends on our ability to retain, attract and engage with our users, and our ability to anticipate, understand and respond appropriately to market trends and rapidly changing user preferences in a timely manner;
•
if we fail to retain or increase our paying users or if we fail to maintain or continue to increase our paying ratio, our business, financial condition or results of operations could be adversely affected;
•
we operate in highly competitive markets, and we face significant competition to attract and empower our creators and users;
•
maintaining and enhancing the market recognition and reputation of our brands is a critical component of our relationship with creators, users and other third parties;
•
our growth depends on our ability to innovate and expand our advertising business and to develop effective advertising products;
•
we intend to continue to diversify our monetization strategy and increase revenues from IP Adaptations, which may not be successful;
•
we intend to continue to expand our presence in existing and into new geographic markets and execute upon our growth initiatives, and our international expansion efforts may not be successful;
•
we face a variety of risks associated with conducting business around the world, and these risks will increase as we continue to expand our presence into new geographic markets;
•
our future growth depends on our ability to continue innovating our platform to offer attractive features and safe and civil experiences for our creators and users;
•
we depend on effectively operating with mobile operating systems, hardware, technologies, products, standards and networks that we do not control, and changes to any of these or our platform could adversely affect our user retention, growth, engagement and monetization;
•
we have a history of net losses, and we anticipate increasing expenses in the future, and we may not achieve or maintain profitability;
•
if we fail to control our content-related costs, the expenses we incur may exceed the increase in revenues;
•
the future success of our business relies heavily on our sales and marketing efforts, and if we fail to maintain sales and marketing efficiency, the marketing expenses we incur as we grow may exceed the increase in revenues;
•
we are, and could become, subject to significant legal proceedings and regulatory investigations that may result in significant expenses, fines and reputational damage;
•
the success of our growth strategy depends on our ability to provide a safe online environment for children;
•
we are subject to complex and evolving federal, state and international laws, regulations, rules, standards and contractual obligations regarding privacy, data protection and cybersecurity, which could result in investigations, claims, changes to our business practices, increased cost of operations and declines in user growth, retention or engagement, any of which could adversely affect our business;
•
claims by others that we infringe, misappropriate or otherwise violate their intellectual property rights through the activities of our creators or users or the content on our platform could subject us to liability;
•
our defenses to claims of infringement, misappropriation or other violations of third-party intellectual property rights are costly and may not be successful;
•
failure to obtain, maintain, protect and enforce our proprietary and intellectual property rights could adversely affect our business;

v

•
there are special risks involved with investing in companies operating in Korea, including the possibility of restrictions being imposed by the Korean government in emergency circumstances, accounting and corporate disclosure standards that differ from those in other jurisdictions, and the risk of direct or vicarious criminal liability for executive officers of our Korean affiliates;
•
NAVER WEBTOON’s transactions with its subsidiaries and affiliates may be restricted under Korean fair trade regulations;
•
NAVER controls a significant percentage of our voting power and may have interests that conflict with the interests of other stockholders; and
•
we are “controlled company” and, as a result, qualify for exemptions from certain corporate governance requirements.

You should also carefully read the risk factors described in the section entitled “Risk Factors” in this Report for a description of the material risks that could, among other things, cause our actual results to differ materially from those expressed or implied in our forward-looking statements. You should understand that it is not possible to predict or identify all such factors and you should not consider the risks described above to be a complete statement of all potential risks and uncertainties. Any forward-looking statement made by us in this Report is based only on information currently available to us and speaks only as of the date on which it is made. We do not undertake to publicly update any forward-looking statement that may be made from time to time, whether as a result of new information or future events or developments, except as required by law.

PART I-FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements.

WEBTOON Entertainment Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands of USD, except share and per share data)

	As of
	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$572,305	$231,745
Receivables[1], net of allowance for credit losses of $2,518 and $1,049 at June 30, 2024 and December 31, 2023 respectively	173,446	171,776
Asset held for sale	—	6,827
Other current assets, net[2]	80,639	82,479
Total current assets	826,390	492,827
Property and equipment, net	9,414	11,692
Operating lease right-of-use assets	7,854	29,472
Debt and equity securities	75,324	91,233
Intangible assets, net	194,351	219,502
Goodwill, net	741,307	779,176
Equity method investments	78,618	64,222
Deferred tax assets	24,108	24,045
Other non-current assets, net[3]	71,851	64,436
Total assets	$2,029,217	$1,776,605
Liabilities and equity
Current liabilities:
Accounts payable[4]	$121,374	$127,427
Accrued expenses	87,569	62,782
Short-term borrowings and current portion of long-term debt[5]	—	4,252
Current portion of operating lease liabilities[6]	4,865	9,945
Contract liabilities[7]	97,524	76,722
Income tax payables - corporate tax	9,742	9,459
Consumption taxes payables	5,633	7,339
Provisions and defined pension benefits	3,846	5,564
Other current liabilities	11,646	12,584
Total current liabilities	342,199	316,074
Non-current liabilities:
Long-term operating lease liabilities[8]	2,870	19,238
Defined severance benefits	19,964	23,361
Deferred tax liabilities	51,659	61,134
Other non-current liabilities	1,650	9,322
Total liabilities	$418,342	$429,129
Commitments and Contingencies (Note 8)
Redeemable non-controlling interest in subsidiary	$41,706	$41,429
Stockholders' equity:
Common stock, $0.0001 par value (2,000,000,000 authorized, 126,886,102 shares and 109,505,150 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively)	$13	$11
Preferred stock, $0.0001 par value (100,000,000 authorized, no shares and - shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively)	—	—
Additional paid-in capital	2,053,326	1,667,246
Accumulated other comprehensive loss	(104,008)	(54,824)
Accumulated deficit	(433,985)	(363,292)
Total stockholders' equity attributable to WEBTOON Entertainment Inc.	1,515,346	1,249,141
Non-controlling interests in consolidated subsidiaries	53,823	56,906
Total equity	1,569,169	1,306,047
Total liabilities, redeemable non-controlling interest, and equity	$2,029,217	$1,776,605

1.
Includes amounts due from related parties of $54,585 and $63,723 as of June 30, 2024 and December 31, 2023, respectively. (See Note 13. Related Parties and Variable Interest Entity)
2.
Includes amounts due from related parties of $8,672 and $– as of June 30, 2024 and December 31, 2023, respectively. (See Note 13. Related Parties and Variable Interest Entity)

3.
Includes amounts due from related parties of $30,520 and $15,876 as of June 30, 2024 and December 31, 2023, respectively. (See Note 13. Related Parties and Variable Interest Entity)
4.
Includes amounts due to related parties of $20,481 and $6,713 as of June 30, 2024 and December 31, 2023, respectively. (See Note 13. Related Parties and Variable Interest Entity)
5.
Includes amounts due to related parties of $– and as of $3,800 June 30, 2024 and December 31, 2023, respectively. (See Note 13. Related Parties and Variable Interest Entity)
6.
Includes amounts due to related parties of $1,899 and $6,426 as of June 30, 2024 and December 31, 2023, respectively. (See Note 13. Related Parties and Variable Interest Entity)
7.
Includes amounts due to related parties of $1 and $16,160 as of June 30, 2024 and December 31, 2023, respectively. (See Note 13. Related Parties and Variable Interest Entity)
8.
Includes amounts due to related parties of $– and $14,852 as of June 30, 2024 and December 31, 2023, respectively. (See Note 13. Related Parties and Variable Interest Entity)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WEBTOON Entertainment Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands of USD, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenue[1]	$320,972	$320,663	$647,716	$630,920
Cost of revenue[2]	(237,915)	(239,518)	(482,300)	(483,925)
Marketing[3]	(23,448)	(33,142)	(42,926)	(62,386)
General and administrative expenses[4]	(138,705)	(53,469)	(187,398)	(109,838)
Operating Loss	(79,096)	(5,466)	(64,908)	(25,229)
Interest income	2,043	1,018	3,278	1,375
Interest expense	(11)	(18)	(44)	(41)
Income (loss) on equity method investments, net	120	2,007	(932)	1,483
Other income (loss), net[5]	2,283	(6,090)	846	(2,052)
Loss before income tax	(74,661)	(8,549)	(61,760)	(24,464)
Income tax expense	(1,907)	(11,201)	(8,575)	(13,578)
Net Loss	(76,568)	(19,750)	(70,335)	(38,042)
Net Loss attributable to WEBTOON Entertainment Inc.	(76,885)	(20,118)	(70,693)	(37,679)
Net Income (loss) attributable to non-controlling interests and redeemable non-controlling interests	317	368	358	(363)
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	(20,486)	(16,209)	(49,175)	(34,605)
Share of other comprehensive loss of equity method investments, net of tax	—	(25)	(9)	(856)
Total other comprehensive loss, net of tax	(20,486)	(16,234)	(49,184)	(35,461)
Total Comprehensive Loss	$(97,054)	$(35,984)	$(119,519)	$(73,503)
Total comprehensive loss attributable to WEBTOON Entertainment Inc.	(97,371)	(36,352)	(119,877)	(73,140)
Total comprehensive income (loss) attributable to non-controlling interests and redeemable non-controlling interests	317	368	358	(363)

Weighted average shares outstanding
Basic	110,102,868	109,505,150	109,804,009	109,505,150
Diluted	110,102,868	109,505,150	109,804,009	109,505,150

Loss Per Share Attributable to WEBTOON Entertainment Inc.
Basic	$(0.70)	$(0.18)	$(0.64)	$(0.34)
Diluted	$(0.70)	$(0.18)	$(0.64)	$(0.34)

1.
Includes amounts earned from related parties of $20,880 and $27,663 for the three months ended June 30, 2024 and June 30, 2023, respectively and $34,167 and $46,774 for the six months ended June 30, 2024 and June 30, 2023, respectively. (See Note 13. Related Parties and Variable Interest Entity)
2.
Includes amounts incurred from related parties of $31,508 and $3,563 for the three months ended June 30, 2024 and June 30, 2023, respectively and $40,462 and $7,143 for the six months ended June 30, 2024 and June 30, 2023, respectively. (See Note 13. Related Parties and Variable Interest Entity)
3.
Includes amounts incurred from related parties of $(1,036) and $35 for the three months ended June 30, 2024 and June 30, 2023, respectively and $(2,941) and $97 for the six months ended June 30, 2024 and June 30, 2023, respectively. (See Note 13. Related Parties and Variable Interest Entity)
4.
Includes amounts incurred from related parties of $7,953 and $7,602 for three months ended June 30, 2024 and June 30, 2023, respectively and $14,381 and $16,043 for the six months ended June 30, 2024 and June 30, 2023, respectively. (See Note 13. Related Parties and Variable Interest Entity).
5.
Includes amounts earned from related parties of $2,885 and $(433) for three months ended June 30, 2024 and June 30, 2023, respectively and $2,679 and $(247) for the six months ended June 30, 2024 and June 30, 2023, respectively. (See Note 13. Related Parties and Variable Interest Entity)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WEBTOON Entertainment Inc.

Condensed Consolidated Statements of Stockholders' Equity and Group Equity

(unaudited)

(in thousands of USD, except share and per share data)

	Common Stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders' equity attributable to WEBTOON Entertainment	Non- controlling interests in consolidated	Group
	Shares	Amount	capital	loss	deficit	Inc.	subsidiaries	Equity	Total equity
Balance as of January 1, 2023	97,091,692	$10	$1,038,284	$(36,667)	$(212,033)	$789,594	$85,395	$593,513	$1,468,502
Net loss	—	—	—	—	(10,875)	(10,875)	(320)	(6,686)	(17,881)
Foreign currency translation adjustments, net of tax	—	—	—	(18,396)	—	(18,396)	—	—	(18,396)
Equity in income of equity method investees	—	—	—	(831)	—	(831)	—	—	(831)
Equity-based compensation	—	—	125	—	—	125	1,937	—	2,062
Balance as of March 31, 2023	97,091,692	10	1,038,409	(55,894)	(222,908)	759,617	87,012	586,827	1,433,456
Net income (loss)	—	—	—	—	(13,167)	(13,167)	451	(6,951)	(19,667)
Foreign currency translation adjustments, net of tax	—	—	—	(16,209)	—	(16,209)	—	—	(16,209)
Equity in income of equity method investees	—	—	—	(25)	—	(25)	—	—	(25)
Equity-based compensation	—	—	142	—	—	142	417	—	559
Changes in scope of consolidation	—	—	—	—	—	—	(11,131)	—	(11,131)
Common control transaction	12,413,458	1	628,316	—	(48,441)	579,876	—	(579,876)	—
Balance as of June 30, 2023	109,505,150	$11	$1,666,867	$(72,128)	$(284,516)	$1,310,234	$76,749	$—	$1,386,983

Balance as of January 1, 2024	109,505,150	$11	$1,667,246	$(54,824)	$(363,292)	$1,249,141	$56,906	$—	$1,306,047
Net income (loss)	—	—	—	—	6,192	6,192	(56)	—	6,136
Foreign currency translation adjustments, net of tax	—	—	—	(28,689)	—	(28,689)	—	—	(28,689)
Equity in income of equity method investees	—	—	—	(9)	—	(9)	—	—	(9)
Equity-based compensation	—	—	1,121	—	—	1,121	472	—	1,593
Changes in scope of consolidation	—	—	—	—	—	—	(3,861)	—	(3,861)
Balance as of March 31, 2024	109,505,150	11	1,668,367	(83,522)	(357,100)	1,227,756	53,461	—	1,281,217
Net income (loss)	—	—	—	—	(76,885)	(76,885)	137	—	(76,748)
Foreign currency translation adjustments, net of tax	—	—	—	(20,486)	—	(20,486)	—	—	(20,486)
Issuance of common stock through initial public offering	15,000,000	2	281,735	—	—	281,737	—	—	281,737
Issuance of common stock through private placement	2,380,952	0	50,000	—	—	50,000	—	—	50,000
Equity-based compensation[1]	—	—	53,224	—	—	53,224	225	—	53,449
Balance as of June 30, 2024	126,886,102	$13	$2,053,326	$(104,008)	$(433,985)	$1,515,346	$53,823	$—	$1,569,169
1.
During the three months ended June 30, 2024, the Company recorded a dividend of $17.3 million as a reduction in additional paid-in capital for stock options granted to NAVER's employees who did not provide services to the Company (See Note 1. Description of Business and Summary of Significant Accounting Policies for the definitions of the Company and NAVER).

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WEBTOON Entertainment Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands of USD)

	For the Six Months Ended
	June 30, 2024	June 30, 2023
Operating activities:
Net Loss	$(70,335)	$(38,042)
Adjustments to reconcile net loss to cash used in operating activities:
Provision for bad debt expense	1,712	554
Depreciation and amortization	17,950	18,764
Operating lease expense	5,294	6,429
Loss on foreign currency, net	5,060	6,293
Deferred tax expense	(7,460)	(841)
Gain on debt and equity securities, net	(5,143)	(1,100)
Loss (gain) on equity method investments, net	932	(1,483)
Contingent consideration liability	(3,814)	1,987
Stock-based compensation	57,656	3,097
Gain on disposal of right-of-use assets	(1,883)	(62)
Other non-cash items	(1,471)	715
Changes in operating assets and liabilities
Changes in receivables, net of allowance	(28,269)	(30,643)
Changes in other assets	(18,486)	(10,879)
Changes in accounts payable	17,957	16,540
Changes in accrued expenses	28,996	7,921
Changes in contract liabilities	28,304	2,152
Changes in other liabilities	207	(14,125)
Changes in operating lease liabilities	(4,949)	(5,584)
Payment of severance benefits, net of cash transferred	136	(2,356)
Net cash provided by (used in) operating activities	$22,394	$(40,663)
Investing activities:
Proceeds from maturities of short-term investments	$63,299	$7,725
Proceeds from sale of debt and equity securities	2,977	—
Purchases of property and equipment	(679)	(9,326)
Proceeds from sale of equity method investments	5,927	—
Payment made for short-term investments	(68,035)	(7,725)
Payment made for loan receivable	(237)	(12,307)
Purchases of intangible assets	(4,669)	(5,169)
Purchases of equity method investments	(5,798)	(687)
Disposal of businesses, net of cash disposed	(360)	2,031
Other investing activities	269	(17)
Net cash used in investing activities	$(7,306)	$(25,475)
Financing activities:
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts and commissions	$292,950	$—
Proceeds from issuance of common stock related to private placement	50,000	—
Payments of initial public offering costs	(1,898)	—
Repayments of short-term borrowings	(3,647)	(6,761)
Payment of contingent consideration related to business acquisition	(1,352)	(1,983)
Net cash provided by (used in) financing activities	$336,053	$(8,744)
Effect of exchange rate changes on cash and cash equivalents	$(10,581)	$(5,333)
Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	$340,560	$(80,215)
Cash and cash equivalents at beginning of the year	231,745	279,709
Cash and cash equivalents at end of the year	$572,305	$199,494
Supplemental disclosure:
Income taxes paid	$15,477	$18,440
Interest paid	85	88
Reclassification of deferred offering costs to additional paid-in capital upon IPO	11,215	—
Deferred offering costs not yet paid	9,316	—
Reclassification of debt and equity securities to equity method investments	18,256	—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WEBTOON Entertainment Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1. Description of Business and Summary of Significant Accounting Policies

Organization and Description of Business

WEBTOON Entertainment Inc. (the "Parent"), together with its subsidiaries, (the "Company", "we", “us” or “our”), is a majority-owned subsidiary of NAVER Corporation (“NAVER”), who is a leading online and web-comic platform service company. We provide hosting services for compact web-comics through both web and mobile applications and offer thousands of titles with episodes that are updated on a daily basis. We offer extensive and diverse genres of content, including fantasy, romance, and science fiction, on our platform. Platform refers to the various offerings through which we engage with users across diverse geographical markets including Korea, the United States, Japan, Southeast Asia, and Europe.

Wattpad Corporation ("Wattpad"), together with its subsidiaries, is a global multi-platform entertainment company for original stories, content and advertising which became a wholly-owned subsidiary of NAVER and a sister entity of the Parent when it was acquired by NAVER on May 10, 2021. On June 1, 2023, the Parent entered into a stock contribution agreement with NAVER pursuant to which the Parent acquired 100% of the common shares of Wattpad in exchange for 12,413,458 shares of the common stock of the Parent (the "Wattpad Transfer").

The Wattpad Transfer was accounted for as a common control transaction in a manner similar to the pooling-of-interest method. Thus, the financial statements of the commonly controlled entities were combined, retrospectively, as if the transactions had occurred as of January 1, 2022.

Basis of Presentation

For the period prior to June 1, 2023, the accompanying unaudited interim financial statements and footnotes present the combined Parent and Wattpad consolidated financial information. For the period after June 1, 2023, Wattpad is presented as part of the Company consolidated financial information. These financial statements and footnotes are therefore referred to as "Condensed Consolidated Financial Statements" throughout. NAVER’s equity interest in Wattpad during the period preceding the Wattpad Transfer is reflected within "Group Equity" within the Condensed Consolidated Statements of Stockholders' Equity and Group Equity. Upon completion of the Wattpad Transfer, the Company acquired NAVER's equity interest in Wattpad and the Group Equity is no longer applicable.

The unaudited condensed consolidated interim financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for fair statement of the results of the interim period. Certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2023. Interim results are not necessarily indicative of the results for a full year.

The following is provided to update the Company’s significant accounting policies previously described in the Company’s audited consolidated financial statements and notes as of and for the year ended December 31, 2023 included in the final prospectus dated June 26, 2024, as filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (Registration No. 333-279863) (the "IPO Prospectus").

Receivables, net of allowance for credit losses

Receivables, net of allowance for credit losses, are stated at their carrying value, net of allowance for credit losses based on lifetime expected losses. Receivable balances are primarily receivables due from payment gateway providers relating to sales processed for the Company’s online platform service business, as well as receivables from advertising activities, net of estimated allowances for credit losses. The Company estimates the allowance for credit losses based upon historical experience, the age and delinquency rates of receivables and the credit quality of the customers, as well as economic and regulatory conditions combined with reasonable and supportable management forecasts of collectibility and other economic factors over the lifetime of the receivables. The Company writes off accounts against the allowance for credit losses when they are deemed to be uncollectible.

Reclassifications

Certain amounts reported for prior years have been reclassified to conform to the current year's presentation.

Concentrations of Credit Risk

Cash and cash equivalents, receivables and loan receivables are potentially subject to concentration of credit risk. Cash, cash equivalents, and restricted cash are placed with several financial institutions that management believes are of high credit quality. The Company’s receivable include amounts concentrated with three payment gateway companies representing 53.4% and 49.6% of the total receivables balance as of June 30, 2024 and December 31, 2023, respectively.Three borrowers represent 89.0% and 96.6% of the total loan receivables balance as of June 30, 2024 and December 31, 2023, respectively.

Forward Stock Split, Change in Par Value, Initial Public Offering

On June 26, 2024, the Company filed an Amended and Restated Certificate of Incorporation (the “Amended Charter'') which effectuated a 30-for-1 forward stock split of its common stock and adjusted the par value of its common stock from $0.01 to $0.0001 on such date. Accordingly, all share and per share amounts presented in the Condensed Consolidated Financial Statements have been retroactively adjusted to reflect the stock split and change in par value for all periods presented. In lieu of issuing fractional shares, the Company opted to pay the holder thereof an amount in cash equal to the fair market value of such fractional share. The Amended Charter authorized 2,100,000,000 shares of capital stock, consisting of 2,000,000,000 shares of common stock, par value $0.0001 per share, and 100,000,000 shares of undesignated preferred stock, par value $0.0001 per share. No preferred stock was issued and outstanding as of June 30, 2024 and December 31, 2023.

On June 28, 2024, the Company completed its initial public offering (the “IPO”) in which it issued and sold 15,000,000 shares of its common stock at a public offering price of $21.00 per share. The Company received proceeds of approximately $281.7 million from the IPO, net of underwriting discounts and commissions of $22.1 million and offering costs of $11.2 million. Additionally, the underwriters have the option, for a period of 30 days, to purchase up to an additional 2,250,000 common shares at the public offering price, less the underwriting discount and commissions to cover over-allotment. On July 26, 2024, the underwriters exercised the over-allotment option to purchase 1,371,549 shares of common stock for proceeds of $26.8 million, net of underwriting discounts and commissions.

Substantially concurrently with the closing of the IPO, the Company issued 2,380,952 shares of common stock to NAVER U.Hub Inc., a wholly-owned subsidiary of NAVER, at the public offering price of $21.00 per share for aggregate proceeds of $50.0 million.

Prior to the IPO, deferred offering costs, which consist of direct incremental legal, accounting, and other fees relating to the IPO, were capitalized in Other non-current assets on the Condensed Consolidated Balance Sheets. Upon completion of the IPO, all deferred offering costs were reclassified into stockholders’ equity as an offset against proceeds from the IPO. In addition, as of June 30, 2024, the Company had accrued a $30.0 million cash bonus that became due to the chief executive officer upon completion of the IPO. The bonus was paid out, less applicable payroll related taxes and expenses, in July 2024.

Stock-Based Awards Issued to Employees of NAVER

The Company issues stock-based awards to employees of NAVER that do not render services to the Company. The Company measures the award based on the grant-date fair value and accounts for the awards as a dividend distribution to NAVER following the attribution principles of Topic 718.

Stock-Based Compensation

Prior to the IPO, the grant-date fair value of stock-based awards was primarily determined using the estimated fair value of the Company's common stock. Common stock fair value estimates were developed by considering numerous objective and subjective factors that required judgment. Subsequent to the IPO, the Company determines the fair value of its common stock using the market closing price on the grant date.

Change in Filer Status

Upon completion of the IPO, the Company ceased to be an "emerging growth company" ("EGC"), as defined in the Jumpstart our Business Startups Act of 2012 ("JOBS Act"), due to exceeding the annual gross revenue threshold. Accordingly, we may no longer take advantage of EGC-related reduced reporting requirements that delay the adoption of new or revised accounting standards that are otherwise applicable to public companies. As the Company has been a public company for less than twelve months and has not yet filed a Form 10-K, the Company complies with non-accelerated public company filer effective dates of adoption. The loss of EGC status did not have a significant impact on our Condensed Consolidated Financial Statements.

Recent Accounting Pronouncements Adopted

In March 2023, the Financial Accounting Standard Board ("FASB") issued Accounting Standard Update ("ASU") 2023-01, Leases (Topic 842), Common Control Arrangements, which clarifies the accounting for leasehold improvements associated with common control leases. This update is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The adoption of ASU 2023-01 did not have a material impact on our Condensed Consolidated Financial Statements.

Recent Accounting Pronouncements Yet to Be Adopted

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures, which amends Topic 280 primarily through enhanced disclosures about significant segment expenses. This update is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. ASU 2023-07 became effective for us on January 1, 2024, for the fiscal year ending December 31, 2024 and will become effective on January 1, 2025 for interim periods on a retrospective basis for all periods presented in the financial statements. We are currently evaluating the impact of the adoption of this accounting pronouncement on our Condensed Consolidated Financial Statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes - Improvements to Income Tax Disclosures, which requires enhancements and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2025 on a prospective basis and retrospective application is permitted. We are currently evaluating the impact of the adoption of this accounting pronouncement on our Condensed Consolidated Financial Statements.

Note 2. Revenue

Disaggregation of Revenue

The following table shows revenues disaggregated by revenue stream for the three months ended June 30, 2024 and June 30, 2023, respectively and for the six months ended June 30, 2024 and June 30, 2023, respectively:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(in thousands of USD)		(in thousands of USD)
Paid Content	$260,709	$258,129	$527,564	$513,821
Advertising	40,419	41,938	77,415	72,450
IP Adaptations	19,844	20,596	42,737	44,649
Total	$320,972	$320,663	$647,716	$630,920

The revenue stream disaggregation above takes into consideration how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Paid content revenue is generated from the provision of platform services that enable users to access content. Paid content revenue also includes $2.5 million and $1.8 million of physical book sales through the platform for the three months ended June 30, 2024 and June 30, 2023, respectively and $5.2 million and $3.8 million for the six months ended June 30, 2024 and June 30, 2023, respectively. Advertising revenue represents amounts earned for the display of advertisements on our offerings or product placement within content. IP Adaptations include the internal development of film, streaming series, or other rich media format adaptations commissioned by third party studios or streaming platforms; the license fees generated from sub-licensing content to third parties are $3.6 million and $2.8 million for the three months ended June 30, 2024 and June 30, 2023, respectively, and $6.8 million and $6.0 million for the for the six months ended June 30, 2024 and June 30, 2023, respectively; as well as $3.4 million and $2.1 million of merchandise sales generated through external platforms, IP royalties, and pop-up stores for the three months ended June 30, 2024 and June 30, 2023, respectively, and $8.8 million and $3.4 million for the six months ended June 30, 2024 and June 30, 2023, respectively.

Contract Liabilities

Contract liabilities primarily include payments received for virtual currency prior to the Company satisfying its performance obligation to deliver content to the customer.

We recognized revenues of $65.8 million and $50.1 million during the three months ended June 30, 2024 and June 30, 2023, respectively, and $67.8 million and $54.9 million during the six months ended June 30, 2024 and June 30, 2023, respectively, that were included within Contract liabilities on the Condensed Consolidated Balance Sheets as of the beginning of the respective period.

Our remaining performance obligations were $97.5 million and $76.7 million as of June 30, 2024 and December 31, 2023, respectively, and we expect to recognize the entire amounts within one year of the respective dates.

Note 3. Loss per share

For the three and six months ended June 30, 2023, for the purpose of calculating loss per share and as a result of the common control transaction as described in Note 1. Description of Business and Summary of Significant Accounting Policies, the weighted-average number of shares used in the calculation reflects the outstanding shares of Wattpad as if the equity structure of the Parent (the accounting acquirer) was retroactively stated to reflect the number of shares issued in the Wattpad Transfer.

Basic loss per share is computed using the weighted-average number of outstanding shares of common stock during the period, including vested restricted stock units ("RSUs"). Diluted loss per share is computed using the weighted average number of outstanding shares of common stock and, potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of incremental shares issuable upon the assumed exercise of stock options and vesting of unvested RSUs. For the three and six months ended June 30, 2024 and June 30, 2023, the Company's Korean subsidiaries and equity method investees each had outstanding stock options that will be settled in each respective subsidiary or equity method investee's common shares. The numerator of the Company's loss per share includes the Parent's proportionate share of the diluted earnings or loss per share impact of outstanding subsidiaries and equity method investees' stock options.

The following table sets forth the computation of basic and diluted loss per share, as adjusted on a retrospective basis to reflect the Stock Split as discussed in Note 1. Description of Business and Summary of Significant Accounting Policies, for the three months ended June 30, 2024 and June 30, 2023, respectively, and for the six months ended June 30, 2024 and June 30, 2023, respectively (in thousands of USD, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Basic loss per share:
Net loss attributable to WEBTOON Entertainment Inc.	$(76,885)	$(20,118)	$(70,693)	$(37,679)
Add: allocation to subsidiary / equity method investee participating security[1]	—	47	123	105
Net loss attributable to WEBTOON Entertainment Inc.	$(76,885)	$(20,071)	$(70,570)	$(37,574)
Shares used in computation:
Weighted-average common shares outstanding	110,102,868	109,505,150	109,804,009	109,505,150
Basic loss per share:	$(0.70)	$(0.18)	$(0.64)	$(0.34)
Diluted loss per share:
Net loss attributable to WEBTOON Entertainment Inc.	$(76,885)	$(20,071)	$(70,570)	$(37,574)
Add: dilutive impact of subsidiary / equity method investee stock options	(5)	(0)	(4)	—
Diluted net loss attributable to WEBTOON Entertainment Inc.	$(76,890)	$(20,071)	$(70,574)	$(37,574)
Shares used in computation:
Weighted-average common shares outstanding	110,102,868	109,505,150	109,804,009	109,505,150
Diluted loss per share	$(0.70)	$(0.18)	$(0.64)	$(0.34)

1.
Represents net loss allocable to Jakga Company Inc. ("Jakga") redeemable convertible preferred stock which is a participating security per ASC 260. Jakga became an equity method investee from a subsidiary when it was deconsolidated on March 28, 2024 (Refer to Note 14. Disposition for additional information for Jakga disposition).

The following potentially dilutive outstanding securities were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Stock options	11,058,779	9,108,960	11,058,779	9,108,960
Unvested RSUs	2,710,567	—	2,710,567	—
Subsidiary / equity method investee stock options	6,000	367,059	7,800	645,059
Total	13,775,346	9,476,019	13,777,146	9,754,019

Note 4. Other Assets, net

Other Current Assets, net

	As of
	June 30, 2024	December 31, 2023
	(in thousands of USD)
Advance payments, net	$35,815	$37,148
Term deposits	22,680	19,875
Prepaid expenses	12,684	17,045
Other current assets, net	9,460	8,411
Total other current assets, net	$80,639	$82,479

Advance payments are primarily comprised of the payment of minimum guarantees to creators or publishers for their provision of content, such as web-comics, on the Company’s platform. The advance payments are amortized as associated commission expenses payable to creators or publishers are incurred. When the Company determines the estimated future commission expenses payable are less than the carrying amount of such advance payments, the remaining portion of that advance payment is charged to expense in the period in which such determination is made. The Company charged advance payments to expense due to such determination in the amounts of $0.1 million and $1.2 million as of June 30, 2024 and December 31, 2023, respectively.

Term deposits are bank deposits held by Korean and Japanese subsidiaries of the Company maturing between three months and one year as of June 30, 2024 and December 31, 2023. As of June 30, 2024 and December 31, 2023, $6.8 million and $7.1 million of the term deposit balance was pledged to Sumitomo Mitsui Banking Corporation as a compensating balance deposit on contract liabilities of the Company’s subsidiary in accordance with the Payment Services Act in Japan, respectively.

Other Non-Current Assets, net

	As of
	June 30, 2024	December 31, 2023
	(in thousands of USD)
Advance payments, net	$35,974	$29,181
Long-term loans, net	33,955	29,017
Other non-current assets, net	1,922	6,238
Total other non-current assets, net	$71,851	$64,436

Long-term advance payments represent the portion of advance payments expected to remain on the balance sheet beyond one year. When the Company determines the estimated future commission expenses payable are less than the carrying amount of the long-term advance payments, the remaining portion of that long-term advance payment is charged to expense in the period in which such determination is made. The Company charged long-term advance payments to expense due to such determination in the amounts of $4.1 million and $4.4 million as of June 30, 2024 and December 31, 2023, respectively.

Note 5. Goodwill, net

The changes in the carrying amount of goodwill for the six months ended June 30, 2024 and June 30, 2023 are as follows:

	Six Months Ended
	June 30, 2024	June 30, 2023
	(in thousands of USD)
Goodwill at January 1	$843,298	$884,052
Less: accumulated impairment losses	(64,122)	—
Goodwill, net at January 1	$779,176	$884,052
Goodwill Activity:
Foreign currency translation adjustments	(14,523)	(8,461)
Goodwill disposed	(44,326)	—
Accumulated impairment loss disposed	30,732	—
Goodwill, net at March 31	$751,059	$875,591
Goodwill at March 31	$781,975	$875,591
Less: accumulated impairment losses[1]	(30,916)	—
Goodwill, net at March 31	751,059	875,591
Goodwill Activity:
Foreign currency translation adjustments	(9,752)	(8,719)
Goodwill disposed	—	(30,255)
Accumulated impairment loss disposed	—	—
Goodwill, net at June 30	$741,307	$836,617
Goodwill at June 30	$771,464	$836,617
Less: accumulated impairment losses[2]	(30,157)	—
Goodwill, net at June 30	$741,307	$836,617

1.
Accumulated impairment losses as of March 31, 2024 include $31.7 million of impairment charges and $(0.8) million of cumulative translation adjustments (“CTA") charges.
2.
Accumulated impairment losses as of June 30, 2024 include $31.7 million of impairment charges and $(1.5) million of CTA charges.

In March 2024, the Company deconsolidated Jakga which resulted in the Company derecognizing goodwill related to the reporting unit of $13.6 million (see Note 14. Disposition). In June 2023, the Company deconsolidated LOCUS Inc. ("LOCUS") which resulted in the Company derecognizing goodwill related to the reporting unit of $30.3 million (see Note 14. Disposition). The Company is required to assess goodwill for impairment annually, or more frequently if circumstances indicate an impairment may have occurred. For the six months ended June 30, 2024 and June 30, 2023, the Company recognized no goodwill impairment.

Note 6. Leases

Supplemental disclosure of cash flow information related to operating leases is as follows for the three months ended June 30, 2024 and June 30, 2023, respectively and for the six months ended June 30, 2024 and June 30, 2023, respectively:

	Six Months Ended
	June 30, 2024	June 30, 2023
	(in thousands of USD)
Cash paid for amounts included in the measurement of operating lease liabilities	$4,949	$5,584
Right-of-use assets obtained in exchange for operating lease liabilities	18	110

In April 2024, the Company amended the lease term of an office located in Korea. The expiration date of the lease was amended from April 30, 2027 to October 31, 2024 resulting in a right-of-use assets decrease of $14.1 million and of which $0.9 million is comprised of the reversal of a restoration provision.

The Company subleases a portion of the operating lease right-of-use assets for buildings. Total other income generated from subleases is $0.1 million and $0.2 million for the three months ended June 30, 2024 and June 30, 2023, respectively, and $0.2 million and $0.3 million for the six months ended June 30, 2024 and June 30, 2023, respectively, and is included within Other income (loss), net of the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Note 7. Debt

Short-Term Borrowings

The short-term debt from Industrial Bank of Korea held by Jakga which had a carrying value of $0.4 million as of December 31, 2023 with maturity date in June 2024 was derecognized from the Company's Condensed Consolidated Financial Statements as of June 30, 2024 due to Jakga deconsolidation on March 28, 2024. Consequently, the underlying collateral consisting of the Company's pledged assets, land and building, which were recorded as assets held for sale in the Company's Condensed Consolidated Financial Statements with a carrying value of $6.8 million as of December 31, 2023 were also excluded from the Company's Consolidated Financial Statements as of June 30, 2024. (Refer to Note 14. Disposition for additional information for Jakga disposition).

In April 2024, Studio N Corporation ("Studio N"), a subsidiary of the Company, repaid short-term borrowing of $3.6 million from NW Media Contents, Inc. ("NWMC").

Long-Term Debt

The long-term debt from Korea Small and Medium-sized Enterprises and Startups Agency (KOSME) held by Jakga which had a carrying value of $0.1 million as of December 31, 2023 with the maturity date in February and August 2025 was derecognized from the Company's Condensed Consolidated Financial Statements as of June 30, 2024 as Jakga was deconsolidated on March 28, 2024 (Refer to Note 14. Disposition for additional information for Jakga disposition).

Revolving Credit Facility

In February and April 2022, the Company entered into one-year revolving credit facility arrangements with Shinhan Bank, KEB Hana Bank and Kookmin Bank. The revolving credit facility arrangements were extended for an additional one-year term during the three months ended June 30, 2023 and the arrangements with Shinhan Bank and KEB Hana Bank were further extended for an additional one-year term during the three months ended June 30, 2024. The revolving credit facility arrangements with Kookmin Bank ended in April 2024 and a new revolving credit facility arrangement was entered into for a period of one-year, with a borrowing capacity of $21.6 million. As of June 30, 2024 and June 30, 2023, the Company has not drawn any amounts from these facilities.

Note 8. Commitments and Contingencies

Contingencies

The Company records a loss contingency, consistent with ASC 450, when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company also discloses material contingencies when it believes a loss is not probable but reasonably possible. Accounting for contingencies requires us to use judgment related to both the likelihood of a loss and the estimate of the amount or range of loss.

Legal Proceedings

The Company is involved in a number of claims pending with various courts, or otherwise unresolved as of June 30, 2024. Adverse results in these claims may include awards of damages and may also result in, or even compel a change in the Company’s business practices, which could materially impact the Company’s future financial results. The Company cannot determine the potential loss or a range of possible losses for cases in their initial stages or where there is an unclear and inconsistent interpretation of laws related to the industry-specific grievances across various jurisdictions. Though the outcome of pending lawsuits and claims cannot be anticipated with certainty, the Company does not expect adverse results from its pending lawsuits and claims as of June 30, 2024. The timing and outcome of ongoing legal proceedings are uncertain by nature. Therefore, while management deems the chance of a significant loss for all pending claims, whether asserted or unasserted, to be remote, the resolution of one or more of these legal matters against the Company during the same reporting period in excess of management's projections could negatively impact the Company's Condensed Consolidated Financial Statements for that reporting period.

Note 9. Stock-Based Compensation

2020 Plan

In November 2020, the Company’s Board of Directors approved and adopted the 2020 Equity Incentive Plan which was amended and restated in December 2021, February 2023 and in November 2023 ("2020 Plan") . The Company granted stock options that vest upon the satisfaction of both service-based and performance-based conditions and stock options that vest upon satisfaction of a service-based condition. In addition, the Company granted RSUs that vest upon the satisfaction of both service-based and performance-based conditions and RSUs that vest upon the satisfaction of either a service-based condition or a performance-based condition.

For the stock options and RSUs with the performance conditions satisfied upon the completion of the Company's IPO, the Company recorded $48.6 million in stock-based compensation expense, consisting primarily of a cumulative catch-up adjustment related to such awards based on the full or partial fulfillment of requisite service periods. Unrecognized stock-based compensation expense related to these awards will be recorded over the remaining requisite service period.

Stock options

The Company’s stock options are granted with exercise prices equal to the estimated fair value of common stock at the date of grant. Options with a service-based condition and performance-based condition vest on the third anniversary of the grant date, subject to the recipient remaining an employee of the Company. The performance-based condition was satisfied upon the completion of the Company's IPO. Options with only a service-based condition vest quarterly over three years from the vesting start date, subject to the recipient remaining an employee of the Company at each vesting date. Stock options issued under the 2020 Plan expire eight years from the grant date. As of June 30, 2024, the total unrecognized compensation expense related to unvested stock options was $16.6 million and is expected to be recognized over the remaining weighted-average service period of 1.77 years using the straight-line method, net of estimated forfeitures.

The table below summarizes the Company’s stock option activity:

(in thousands of USD, except unit price)	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance as of January 1, 2024	10,883,310	$14.18	5.78	$75,758
Granted	241,920	22.45
Forfeited	(66,060)	16.89
Balance as of June 30, 2024	11,059,170	$14.35	5.36	$100,674
Options vested and expected to vest as of June 30, 2024	10,881,977	14.24	5.13	100,304
Options exercisable as of June 30, 2024	7,580,085	11.16	4.44	88,407

Restricted Stock Units

Under the 2020 Plan, the Company granted RSUs with both a service-based condition and a performance-based condition, RSUs with a service-based condition or a performance-based condition, and RSUs with a service-based condition. RSUs generally vest over one to three years from the vesting start date, subject to the recipient remaining an employee of the Company at each vesting date. The performance condition was satisfied upon the completion of the Company's IPO. As of June 30, 2024, the total unrecognized compensation expense related to unvested RSUs was $52.0 million and is expected to be recognized over the remaining weighted-average service period of 2.16 years using the straight-line method and graded-vesting methods, as appropriate, net of estimated forfeitures.

The table below summarizes the Company’s RSU activity:

(in thousands of USD, except unit price)	Number of RSUs	Weighted Average Grant-Date Fair Value
Balance as of January 1, 2024	509,192	$20.34
Granted	2,651,265	22.50
Vested	(449,890)	20.34
Balance as of June 30, 2024	2,710,567	$22.46

The following table presents the effects of stock-based compensation in the Condensed Consolidated Statements of Operations and Comprehensive Loss:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(in thousands of USD)		(in thousands of USD)
Cost of revenue	$5,324	$266	$5,617	$602
Marketing	640	101	755	213
General and administrative expenses	49,096	1,555	51,284	4,866
Total	$55,060	$1,922	$57,656	$5,681

2024 Omnibus Incentive Plan

In June 2024, the Company's board of directors adopted, and the stockholders approved, the 2024 Omnibus Incentive Plan ("2024 Plan"), which became effective on June 14, 2024. The Company initially reserved 10,950,515 shares of common stock for issuance under the 2024 Plan. Under the 2024 Plan, the number of common shares reserved will be increased by 5% or any such smaller number of shares as determined by the board of directors beginning on January 1, 2025 through January 1, 2034. Shares of common stock subject to an award that expires or is canceled, forfeited or otherwise terminated without delivery of shares, shares tendered in payment of an option, shares covered by a stock-settled stock appreciation right or other award that were not issued upon settlement, and shares delivered or withheld to satisfy any tax withholding obligations will again be available for delivery pursuant to other awards under the 2024 Plan. The 2024 Plan provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, other share-based awards, other cash-based awards, substitute awards, and performance awards to employees, consultants, executives, and directors. As of June 30, 2024, no awards have been granted under the 2024 Plan.

Note 10. Income Taxes

The Company is subject to U.S. federal and various state corporate income taxes as well as taxes in foreign jurisdictions where foreign subsidiaries have been established.

The Company recorded an income tax expense of $1.9 million and $11.2 million in the three months ended June 30, 2024 and 2023, respectively. The Company recorded an income tax expense of $8.6 million and $13.6 million in the six months ended June 30, 2024 and 2023, respectively. The effective tax rate was (13.9)% and (55.5)% for the six months ended June 30, 2024 and 2023. During the six months ended June 30, 2024, the Company recognized a net discrete tax expense of $0.5 million, primarily due to the withholding taxes paid in various countries by its Korean subsidiary. During the six months ended June 30, 2023, the Company recognized a net discrete tax expense of $9.4 million, primarily due to audit payments made by its Korean subsidiary with respect to a tax audit assessment made by the Korean tax authority and withholding taxes paid in various countries by its Korean subsidiary.

The Company’s income tax provision for the six months ended June 30, 2024, is determined using an estimate of the Company’s annual effective tax rate, adjusted for any discrete items reflected in the relevant period. The effective tax rate for the three months ended March 31, 2024 and the six months ended June 30, 2024, were 50.6% and (13.9)%, respectively. The change in effective tax rate is primarily driven by losses generated from the vesting of stock-based compensation where no tax benefit could be realized. The provision for income taxes differs from the amount of income tax computed by applying the U.S. statutory federal tax rate of 21% to the loss before income taxes due to tax benefits not recognized as a result of a full valuation allowance established by the Company and most of its foreign subsidiaries along with withholding taxes paid in various countries by the Company's Korean subsidiary.

Note 11. Retirement Benefits

Defined severance benefits

The following table provides the components of net periodic benefit costs (income):

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(in thousands of USD)		(in thousands of USD)
Current service costs	$1,320	$2,046	$2,684	$4,173
Interest expense	323	374	656	761
Actuarial gain	(2,446)	(2,547)	(4,970)	(5,179)
Net periodic benefit income	$(803)	$(127)	$(1,630)	$(245)

Defined severance contribution

During the three months ended June 30, 2024 and June 30, 2023, we recognized expense of $0.6 million and $0.9 million, respectively and for the six months ended June 30, 2024 and June 30, 2023 expense of $1.9 million and $1.5 million, respectively.

Note 12. Fair Value Measurements

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

The table below presents the valuation techniques and the nature of significant inputs generally used in determining the fair value of Level 3 Instruments.

Level 3 Instruments	Valuation Techniques and Significant Inputs
Debt and Equity Securities

Recent third-party investments or pending transactions are

considered to be the best evidence for any change in fair value.

When these are not available, the following valuation methodologies are used, as appropriate and available (i) Transactions in similar instruments;

(ii) discounted cash flow techniques; (iii) third party appraisals; (iv) binomial option pricing models; and (v) industry multiples and public comparables.

Evidence of value in investees includes recent or pending

reorganizations (for example, merger proposals, tender offers and debt restructurings) and significant changes in financial metrics, including

(i) current financial performance as compared to projected performance;

(ii) capitalization rates and multiples; and (iii) market yields implied by transactions of similar or related assets.

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of June 30, 2024 and December 31, 2023. These ranges do not represent a range of values for any single instrument. For example, the lowest discount rate for a particular redeemable convertible preferred stock investment may be appropriate for valuing that specific debt security but may not be appropriate for valuing any other debt securities in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Amount	Valuation Techniques	Significant Unobservable Inputs	Range of Significant Unobservable Inputs
As of June 30, 2024
Debt Securities
Redeemable convertible preferred stock	$51,025	Option pricing model	Discount rate	9.82%-23.71%
			Volatility	33.5%-65.39%
Total	$51,025
Equity Securities
Redeemable convertible preferred stock	$15,000	Measurement alternative
Contribution to investment fund	535	Measurement alternative
Private equity securities	54	Measurement alternative
Convertible preferred stock	8,707	Option pricing model	Discount rate	4.41%-18.26%
			Volatility	40.5%-49.6%
Total	$24,296
As of December 31, 2023
Debt Securities
Redeemable convertible preferred stock	$48,277	Option pricing model	Discount rate	9.82%-23.71%
			Volatility	33.5%-65.39%
Total	$48,277
Equity Securities
Redeemable convertible preferred stock	$15,000	Measurement alternative
Contribution to investment fund	574	Measurement alternative
Private equity securities	857	Measurement alternative
Convertible preferred stock	8,152	Option pricing model	Discount rate	4.41%-18.26%
			Volatility	40.5%-49.6%
Convertible preferred stock	2,264	Measurement alternative
Total	$26,847

As noted above, either the binomial optional pricing model or market approach were used in the determination of fair value of Level 3 assets as of June 30, 2024 and December 31, 2023. The significant unobservable inputs used in the binomial option pricing model are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease in the fair value.

The below tables present a summary of changes in fair value of Level 1 and Level 3 assets, included within Debt and equity securities in the Condensed Consolidated Financial Balance Sheets, by investment type (in thousands of USD):

	Six Months Ended June 30, 2024
	Level 1	Level 3		Total
	Equity Securities	Equity Securities	Debt Securities	Debt & Equity Securities
Beginning balance, January 1	$16,109	$26,847	$48,277	$91,233
Business disposition	—	(776)	6,522	5,746
Net unrealized gain	3,352	19	—	3,371
Sales and settlement	—	(4)	—	(4)
Reclassification	(18,701)	—	—	(18,701)
Currency translation differences	(757)	(398)	(2,148)	(3,303)
Ending balance, March 31,	$3	$25,688	$52,651	78,342
Net unrealized gain	—	1,852	—	1,852
Sales and settlement	—	(2,709)	(19)	(2,728)
Currency translation differences	—	(535)	(1,607)	(2,142)
Ending balance, June 30	$3	$24,296	$51,025	$75,324

	Six Months Ended June 30, 2023
	Level 1	Level 3		Total
	Equity Securities	Equity Securities	Debt Securities	Debt & Equity Securities
Beginning balance, January 1	$8,680	$31,672	$68,787	$109,139
Purchases	—	46	—	46
Net unrealized gain	117	128	—	245
Currency translation differences	7	(617)	(1,926)	(2,536)
Ending balance, March 31,	$8,804	$31,229	$66,861	$106,894
Purchases	—	—	675	675
Business disposition	—	(1,630)	2,323	693
Net unrealized gain (loss)	858	(3)	—	855
Reclassification	19	(19)	—	—
Currency translation differences	(786)	(87)	(461)	(1,334)
Ending balance, June 30	$8,895	$29,490	$69,398	$107,783

The Level 1 equity securities relate to investments in public equity securities that have readily determinable fair values.

The Level 3 equity securities relate to the Company's investments in privately held companies through the purchase of convertible preferred stock, private equity securities, contribution to investment fund and redeemable convertible preferred stock. For these equity securities, the Company does not have the ability to exercise significant influence on the investee, and therefore accounts for them as equity securities under ASC Topic 321, Investments in Equity Securities.

The Level 3 debt securities relate to the Company's investments in privately held companies through the purchase of redeemable convertible preferred stock that meet the definition of a debt security.

For the six months ended June 30, 2024 and June 30, 2023, the Company did not recognize any realized gain or loss on its Level 3 equity or debt securities.

Note 13. Related Parties and Variable Interest Entity

The Company’s Related Parties

NAVER and LY Corporation ("LY", formerly named Z Holdings Corporation) are the primary shareholders of the Parent. Related parties include NAVER's controlled affiliates, Company's management, Company directors, and stakeholders that hold significant influence over the Company. During the three and six months ended June 30, 2024 and June 30, 2023, the Company provided advertising services to NAVER group companies and LY giving rise to related party receivables as of June 30, 2024 and December 31, 2023. Additionally, during the three and six months ended June 30, 2024 and June 30, 2023, the Company received brand-usage and outsourcing services from NAVER and LY, which resulted in the Company recognizing related party payables as of June 30, 2024 and December 31, 2023.

In March 2022, the Company started leasing office space from NAVER. Operating lease expenses from the lease were $1.5 million and $1.5 million during the three months ended June 30, 2024 and June 30, 2023, respectively, and $3.0 million and $3.1 million during the six months ended June 30, 2024 and June 30, 2023, respectively, with related lease obligations of $1.9 million and $21.3 million as of June 30, 2024 and December 31, 2023, respectively (Refer to Note 6. Leases for additional information). The Company also subleases part of its office space to other related parties and the total other income generated from subleases was $0.1 million and $0.2 million for the three months ended June 30, 2024 and June 30, 2023, respectively and $0.2 million and $0.3 million for the six months ended June 30, 2024 and June 30, 2023, respectively.

In April 2022, Studio N, the Company's subsidiary received the NW Media Loan from NAVER, which was transferred to its subsidiary NWMC in June 2022. The NW Media Loan was extended for additional one-year in March 2023. The loan was fully repaid in April 2024 (Refer to Note 7. Debt for additional information for NW Media Loan).

In February 2023, the Company issued a one-year loan to its related party, NAVER WEBTOON Company Corporation, for $11.6 million with a fixed interest rate of 5.26%. The loan was extended for additional one-year with a fixed interest rate of 4.6% in February 2024.

During the three and six months ended June 30, 2024 and June 30, 2023, transfers of employees between the Company and its non-consolidated affiliates resulted in the transfer of corresponding severance benefit obligations and cash which is reflected in Payment of severance benefits, net of cash transferred in the Condensed Consolidated Statements of Cash Flows.

The Company awarded a non-employee director with 2,832,270 stock options in exchange for non-director services in November 2020. Such options contained a performance-based condition which was satisfied upon the completion of the Company's IPO. The Company recorded the transaction as dividend of $16.6 million on such date as a reduction in additional paid-in capital as such director is employed by NAVER (See Note 1. Description of Business and Summary of Significant Accounting Policies for the treatment of stock-based awards issued to employees of NAVER).

eBOOK Initiative Japan Co., Ltd. ("eBIJ"), a subsidiary of the Company, receives reimbursements from LY for certain costs and expenses under their platform service agreement. The nature of the costs and expenses reimbursed primarily includes platform service fees, marketing related expenses and other outsourcing fees. For the three and six months ended June 30, 2024, eBIJ received a total gross reimbursement of $5.7 million and $12.0 million, respectively, which is deducting $3.7 million and $7.6 million for Cost of revenue, $1.6 million and $3.5 million for Marketing, and $0.5 million and $0.9 million for General and administrative expenses, respectively, in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Related Party Transactions and Balances

The Company entered into the following significant related party transactions during the periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(in thousands of USD)		(in thousands of USD)
Revenue generated	$20,880	$27,663	$34,167	$46,774
Cost of revenue incurred, net	31,508	3,563	40,462	7,143
Marketing expenses incurred (cost reimbursed), net	(1,036)	35	(2,941)	97
General and administrative expenses incurred, net	7,953	7,602	14,381	16,043
Other income (loss), net	2,885	(433)	2,679	(247)

The Company had the following significant balances due from and due to related parties as of June 30, 2024 and December 31, 2023:

	As of
	June 30, 2024	December 31, 2023
	(in thousands of USD)
Due from related parties
Receivables	$54,585	$63,723
Other current assets	8,672	—
Other non-current assets	143	4,243
Loan receivables	30,377	11,633
Due to related parties
Current portion of operating lease liabilities	1,899	6,426
Operating lease liabilities	—	14,852
NW Media Loan	—	3,800
Accounts payable	20,481	6,713
Contract liabilities	1	16,160
Other	146	243

Common Stock Private Placement

Simultaneously with the closing of the IPO, the Company completed a stock purchase agreement with its related party, NAVER U.Hub Inc. ("U.Hub"), pursuant to which U.Hub agreed to purchase 2,380,952 shares of common stock of the Company for an aggregate purchase price of $50.0 million. The sale of such shares to U.Hub is not registered under the Securities Act and these shares are subject to a 180-day lock-up agreement with the underwriters in connection with this offering. The underwriters did not receive any fees in connection with the sale of such shares.

Variable Interest Entity

In August 2023, WWS, the Company's wholly-owned subsidiary, entered into a Limited Partnership Agreement with NWMC, a wholly-owned subsidiary of NAVER and a sister company of WEBTOON, to establish Bootcamp Limited Partnership ("Bootcamp") pursuant to Limited Partnerships Act of the Province of Ontario, Canada. Bootcamp aims to distribute or to arrange for the distribution of a film produced by GPM Boot Productions Inc. which is a film adaptation of a web-novel titled Boot Camp published on our platform.

WWS is the general partner (“GP”) of Bootcamp and manages as well as makes all operating decisions over Bootcamp and receives a 1.0% variable interest management fee based on contributed capital. NWMC is the sole limited partner (“LP”) and has no unilateral participating or kick-out rights over the GP. Bootcamp is a VIE over which WWS is the primary beneficiary because the LP with the equity at risk is not able to exercise substantive kick-out rights or participating rights and WWS has the obligation to absorb losses and right to receive benefits that could potentially be significant to Bootcamp. Accordingly, we consolidated Bootcamp into the Condensed Consolidated Financial Statements.

Note 14. Disposition

Jakga

On March 28, 2024, the Company entered into a stock transfer agreement with a third party (the “Buyer”), pursuant to which the Buyer agreed to acquire 0.3% of Jakga voting interests from the Company. The Company completed the sale for consideration of $0.1 million in cash. On the same day, Jakga entered into a share investment agreement with another third party, pursuant to which Jakga issued new shares of redeemable convertible preferred stock representing 3.5% of the voting equity interest of Jakga. Following the completion of the stock transfer agreement and the share investment agreement, the Company entered into a shareholder’s agreement to forgo its ability to appoint a member on Jakga’s board of directors to divest Jakga. The stock transfer agreement, share investment agreement, and shareholder’s agreement (collectively, the “Jakga Transactions”) resulted in a dilution of the Company’s ownership to 49.2% and losing controlling financial interest in Jakga. The Company deconsolidated Jakga on March 28, 2024 and accounted for the retained common stock as an equity method investment and the retained redeemable convertible preferred stock as a debt security (see additional details related to the redeemable preferred stock in Note 12. Fair Value Measurements). Jakga became a related party of the Company after the deconsolidation. As of the disposition date, the retained common stock and redeemable convertible preferred stock in Jakga were measured at fair value using a discounted cash flow model applying a discount rate of 15.1% and a terminal growth rate of 1.0% incorporating historical financial information, business plans of Jakga, and market outlook information. The Company recorded a $2.5 million loss on disposition of Jakga in Other income (loss), net in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss for the six months ended June 30, 2024. The loss includes the accounting for assets sold, liabilities transferred upon sale and the loss of $2.1 million relating to the remeasurement of the retained interest in Jakga.

The Company has accounted for the transaction as follows (in thousands of USD):

Cash consideration received	$149
Fair value of retained common stock of Jakga by the Company	3,075
Fair value of retained redeemable convertible preferred stock of Jakga by the Company	6,432
Carrying value of non-controlling interest in Jakga held by other than the Company	3,861
Carrying amount of net assets of Jakga including goodwill, identified intangibles and deferred tax liabilities	(15,998)
Loss on disposal of Jakga	$(2,481)

LOCUS

On June 2, 2023, the Company entered into stock transfer agreements with two unrelated parties, (the “Buyers”) pursuant to which the Buyers agreed to collectively acquire 14.4% of LOCUS voting interests from the Company. On June 27, 2023, the Company completed the sale for an aggregate consideration of $5.0 million in cash. As a result of the sale, the voting interest of LOCUS held by the Company decreased from 53.6% to 39.2% and the Company no longer held a controlling financial interest in LOCUS, and deconsolidated LOCUS and its subsidiaries on June 27, 2023, and recognized the retained non-controlling interest in LOCUS as an equity method investment. LOCUS and its subsidiaries became related parties of the Company after the deconsolidation.

As of the disposition date, the retained interest in LOCUS was measured at fair value using a discounted cash flow model applying a discount rate of 16.0% and a terminal growth rate of 1.0% incorporating historical financial information, business plans of LOCUS and its subsidiaries, and market outlook information. The Company recorded a $0.8 million loss on sale of the 14.4% of the voting interests of LOCUS in Other income (loss), net in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended and six months ended June 30, 2023. The loss includes the accounting for assets sold, liabilities transferred upon sale and the gain of $0.6 million relating to the remeasurement of the retained interest in LOCUS.

The Company has accounted for the transaction as follows (in thousands of USD):

Cash consideration received	$4,951
Retained non-controlling interest in LOCUS by the Company at fair value	13,436
Carrying amount of non-controlling interest in LOCUS held by other than the Company	11,132
Carrying amount of net assets of LOCUS including goodwill, identified intangibles and deferred tax liabilities	(30,302)
Loss on sale of LOCUS	$(783)

Note 15. Equity Method Investments

The Company accounts for investments using the equity method when the Company can exercise significant influence over operating and financial policies, but does not hold a controlling interest in the investee.

Due to the Jakga Transactions entered by the Company on March 28, 2024, the Company's voting equity interest in Jakga reduced to 49.2%, and the Company no longer held a controlling financial interest. The Company deconsolidated Jakga and recognized the retained common stock of Jakga as an equity method investment (see additional details in Note 14. Disposition).

In March 2024, the Company began to exercise significant influence over CELSYS, Inc. ("CELSYS") due to its appointment of a director to CELSYS's board of directors. Accordingly, it reclassified its $18.3 million investment in shares of common stock of CELSYS from equity securities to an equity method investment.

In March 2024, the Company acquired 33,593 shares of common stock of Namooactors Entertainment ("Namooactors"), which represents 20.0% voting interest, for $4.6 million in cash. The Company accounted for the investment in Namooactors using the equity method.

In March 2024, the Company invested in STUDIO WHITE Limited Liability Partnership ("STUDIO WHITE"), which represents 40.0% partnership interest, for $0.8 million in cash. The Company accounted for the investment in STUDIO WHITE using the equity method.

In May 2024, the Company sold 15,000 shares of common stock of Studio Dragon Japan CO., LTD. ("SDJ"), which represents the Company's entire voting interest in SDJ, for $5.7 million in cash. As a result of the sale, the Company no longer retained any interest nor had the ability to exercise significant influence over SDJ.

Note 16. Redeemable Non-Controlling Interest in Subsidiary

The following table summarizes the activity related to the redeemable non-controlling interest in the subsidiary for the periods indicated below (in thousands of USD):

	2024	2023
Balance as of January 1	$41,429	$46,964
Net income attributable to redeemable non-controlling interest	96	(411)
Balance as of March 31	41,525	46,553
Net income attributable to redeemable non-controlling interest	181	(83)
Balance as of June 30	$41,706	$46,470

Note 17. Non-Controlling Interest in Subsidiaries

The Company has non-controlling interests in several of its subsidiaries. The balances of non-controlling interest as of June 30, 2024 and December 31, 2023 are as follows (in thousands of USD):

	As of
	June 30, 2024	December 31, 2023
Munpia [1]	$50,566	$49,817
Jakga[2]	—	3,832
Bootcamp[3]	3,257	3,257
Total	$53,823	$56,906

1.
The Munpia non-controlling interest balance excludes redeemable non-controlling interest (See Note 16. Redeemable Non-Controlling Interest in Subsidiary for detail).
2.
The Jakga non-controlling interest balance is no longer included as Jakga was deconsolidated in March 2024 (See Note 14. Disposition for detail).
3.
The portion of net assets in Bootcamp attributable to the LP represents a non-controlling interest (See Note 13. Related Parties and Variable Interest Entity for detail).

Note 18. Subsequent Events

In July 2024, the underwriters exercised the over-allotment option to purchase 1,371,549 common shares (See Note 1. Description of Business and Summary of Significant Accounting Policies for additional information for the over-allotment option). The Company received $26.8 million, net of underwriting discounts and commissions, from the issuance and sale of the common shares.

In July 2024, the NAVER WEBTOON entered into an agreement with Shinhan Bank, pursuant to which $3.6 million in deposits with the bank has been pledged as collateral for employee stock option related loans for officers and employees of NAVER WEBTOON, to the extent they are not also officers of the Parent.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operation should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes to those statements included in this Report and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2023 included in our final prospectus filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 27, 2024 pursuant to Rule 424(b)(4) (the “IPO Prospectus”). In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” in this Report.

Our Powerful Global Flywheel

WEBTOON is a global storytelling platform where a vibrant community of creators and users discover, create, and share new content. WEBTOON empowers its community by enabling creators to participate economically in their own creations and by offering consumers an endless library of content.

Our creators, users and content drive a powerful community flywheel. By creating and publishing new and diverse content, creators on our platform help drive the scale of our user base. In turn, users build relationships with creators through real-time feedback and praise on content; fandoms built around popular characters, storylines or in-story universes; and monetary support through payments for access to content. This attracts new creators to our platform, who expand our community and deepen engagement with fans, which leads to an even stronger feedback loop and encourages more content creation. We further amplify this flywheel through other monetization models, including advertising and IP Adaptations. Finally, our platform is underpinned by our foundational technology and artificial intelligence, enabling content creation and discovery and recommendation. The result is increased user engagement, creator prosperity and, ultimately, WEBTOON success.

IP ADAPTATIONS (OTT SERIES, FILM, GAME, PRINT BOOKS, MERCHANDISE)
Greater Earnings
IP Adaptations
Efficient Acquisition
CONTENT
450K Web-comics
55M Web-novels
Serialized, bite-sized weekly releases
Diverse, engaging immersive content
WEB TOON
CREATORS
345K Web-comic
24M Web-novel
USERS
~170M
Feedback, fandom, earnings
Data and Enablement
Discovery and Recommendation
AI / TECHNOLOGY

Graphic shows user metrics, creator metrics and content metrics as of the quarter ended March 31, 2024, as of December 31, 2023, and as of December 31, 2023, respectively.

Content on our platform tells stories, across formats. On our platform, creators tell long-form stories through serialized narratives in the form of short-form, bite-sized episodes, creating a habitual behavior with an engaged user base. These stories are primarily told in two ways—web-comics, a graphical comic-like medium, and web-novels, which are text-based stories. The web-comic medium tells stories using a continuous vertical-scroll format that is easily read on mobile devices. We are able to extend the reach, impact and monetization of our content by adapting it into other media formats such as film, streaming series, games, merchandise and print books.

Creators power our content engine by authoring immersive visual stories, developing imaginative new characters and inspiring fandoms. Our creator base ranges from the individual enthusiast with a love of storytelling to the professional author building a brand and an enterprise on our platform. WEBTOON provides creators with an opportunity to monetize their creativity through various means, including Paid Content, advertising and IP Adaptations.

Users come to our platform to discover and consume engaging and immersive content. Our creators tell stories that are relatable to global audiences, attracting users across age groups, geographies and genders. Our primary user base is Gen Z and millennials. WEBTOON helps fans discover engaging content across genres, with fresh, weekly releases.

Community reinforces the benefits to creators and users on our platform. We help users and creators build relationships and engage with one another over content. As users, or “fans,” often develop a personal connection to the titles on our platform, they relish the direct engagement with creators through both our comments section at the end of each episode and the “Creator Profile” section, where creators can post messages and users can respond directly. Fans also appreciate the ability to potentially influence how stories unfold and how their favorite characters evolve, as creators may choose to incorporate fans’ feedback. This enables a positive feedback loop for content creation and user engagement. This community engagement powers a flywheel of user engagement and creator readership, which in turn drives WEBTOON’s success.

Our platform continuously empowers and incentivizes creators to drive creation of unique long-form stories. These stories are enjoyed on our platform by a growing base of loyal fans and importantly, enable us to expand the audience base off-platform over time. This continuous cycle results in successful and durable franchises within our ever-growing content library, empowering us with a multitude of monetization opportunities through IP Adaptations.

Key Business Metrics

We believe our performance is dependent upon many factors, including the key metrics described below that we track and review to measure our performance, identify trends, formulate financial projections, and make strategic decisions.

Our offerings include WEBTOON, LINE MANGA, NAVER SERIES, eBookJapan, Munpia and Wattpad. We manage our business by tracking several operating metrics, including: monthly active users, or MAU; monthly paying users, or MPU; and Paid Content Average Revenue per Paying User, or ARPPU. For a definition of these operating metrics, please see the “Glossary.” As a management team, we believe each of these operating metrics provides useful information to investors and others.

Our year-over-year activity and quarter-over-quarter growth trends may fluctuate subject to various internal and external factors including (i) seasonality of our business where we see increased activity during holiday season, (ii) magnitude of our marketing campaigns, (iii) hiatus/return of creators and key titles on our platforms, (iv) TV shows, films, and/or gaming release based on our content as part of our IP Adaptation business, (v) our strategic decision to direct traffic to our mobile application may lead to fluctuations in trends as web users who view in both mediums may choose to continue to consume on our mobile application only and (vi) external factors impacting the global economy, our industry and our company.

Geographic Tracking

We review each metric by geography where our products are available and accessible. We categorize geographies into Korea, Japan, and Rest of World ("ROW") based on the location of our users:

•
Korea includes WEBTOON Korea, NAVER SERIES, and Munpia where our content is in Korean and targeted at Korean speaking users.
•
Japan includes LINE MANGA and eBookJapan where our content is in Japanese and targeted at Japanese speaking users.
•
Rest of World includes WEBTOON in all other languages including English, Spanish, and more, as well as Wattpad, where our content is targeted at global users outside of Korea and Japan.

In particular, as a proxy for tracking our performance in North America, which we consider to be a key market, amongst Rest of World, we track users who consume WEBTOON offered in English (“WEBTOON English”) in the U.S. and Canada based on such user’s Internet Protocol (IP) addresses (collectively “WEBTOON North America”). For clarity, the following cases are not counted as part of WEBTOON North America but counted as part of Rest of World: (i) where users consume non-English (e.g., Spanish) WEBTOON content while they are physically based in North America and (ii) where users consume non-WEBTOON products (e.g., Wattpad) while they are physically based in North America.

Our methodology of geographic tracking may include an immaterial number of users not geographically located within the above segmentation. For instance, where users consume WEBTOON Korea content while they are physically based outside of Korea, the users will be counted as part of Korea. While we believe that these metrics are reasonable estimates of our user base for the applicable period of measurement, and that the methodologies we employ and update from time-to-time to create these metrics are reasonable bases to identify trends in user behavior, the preparation of each of such metrics involves the use of estimates, judgments and assumptions, and our metrics may be materially affected if such estimates, judgments or good faith assumptions prove to be inaccurate. See “Risk Factors—Risks Related to Our Business, Industry and Operations—Our user metrics and other estimates are subject to inherent challenges in measurement, and real or perceived inaccuracies in those metrics could adversely affect our business and reputation.”

Trends in Monthly Active Users (MAU)

We define MAU as users based on each device logged in and each offering accessed from a single device and may include the same individual user multiple times if the user is logged in from multiple devices or if the user accesses multiple offerings from one device.

We track MAU as an indicator of the scale of our active user base, user engagement and adoption. We also break out MAU by geographic region to help us understand the global engagement.

As of the quarter ended June 30, 2024, our global MAU have reached approximately 170 million, which is comparable to the global MAU during the same quarter of 2023. The constant global MAU was driven primarily by an increase in the Japan MAU, which was offset by a slight decrease in Korea MAU. By geographic regions, Korea, Japan, and Rest of World contributed 14.0%, 13.2%, and 72.8% of global MAU, respectively. We have demonstrated durable and consistent growth across regions, but we typically see higher activity in the third quarter of the calendar year due to the seasonal impact of global vacation and our users’ holiday schedules, although the impact of seasonality varies across geographies:

•
In Korea, our MAU have reached 23.2 million as of the quarter ended June 30, 2024, compared to MAU of 24.8 million as of the same quarter of 2023. Our user base in Korea is highly engaged and well-educated, and our cohorts have demonstrated deeper engagement and levels of consumption over time. These declines were primarily the result of delays in the implementation of product improvements on the platform. However since May 2024, user engagement metrics are showing improvement as a result of rolling out of the personalized recommendation model.
•
In Japan, our MAU have reached 22.0 million as of the quarter ended June 30, 2024, compared to MAU of 21.8 million as of the same quarter of 2023, largely attributable to the Company's success in habituating users to reading serialized content as well as effective marketing campaigns during major holiday seasons.
•
In Rest of World, our MAU have reached 121.1 million as of the quarter ended June 30, 2024, which is similar to MAU of 121.1 million as of the same quarter of 2023. The MAU for the Rest of World is a relatively larger portion compared to Korea and Japan as it includes Wattpad, which has a massive global user base of approximately 87.9 million as of the quarter ended June 30, 2024. Within Rest of World, WEBTOON North America MAU were 7.7 million as of the quarter ended June 30, 2024.

Trends in Monthly Paying Users (MPU)

We define MPU as users who have paid to access Paid Content in the applicable calendar month, averaged over each month in the given period. We define paying ratio as the ratio of MPU divided by MAU for the respective periods.

We view MPU and paying ratio to be indicators of the strength of our monetization.

As of the quarter ended June 30, 2024, our global MPU reached 7.8 million with a paying ratio of 4.7%, which is a slight increase compared to the paying ratio for the quarter ended June 30, 2023. By geographic regions, Korea, Japan, and Rest of World contributed 48.2%, 28.9% and 23.0% of global MPU, respectively. MPU remained relatively stable compared to the prior year and we have demonstrated an increased paying ratio, with regional variances reflecting our strategy to foster long-term monetization and strategic realignment on core markets. Paying ratio varies due to the user’s ability and propensity to pay across different regions and different product offerings.

•
In Korea, our MPU have decreased to around 3.7 million with a paying ratio of 16.1%, compared to MPU of 4.0 million and a paying ratio of 16.2% as of the quarter ended June 30, 2023.
•
In Japan, our MPU have reached 2.2 million with a paying ratio of 10.2%, compared to MPU of 1.9 million and a paying ratio of 8.9% as of the quarter ended June 30, 2023. Successful execution of our conversion strategies globally has brought particularly strong growth in Japan.

•
In Rest of World, our MPU is 1.8 million with a paying ratio of 1.5%, which has remained the same as of the quarter ended June 30, 2023, reflecting our current strategic plans and marketing discipline to focus on select markets for long-term value creation. Our paying ratio is relatively lower as compared to Korea or Japan due to the inclusion of Wattpad. Wattpad has a different monetization model that primarily focuses on advertising and the business is in its early stage of monetizing its content. We plan to continue to leverage our successful pattern of engagement to drive monetization, especially as we have seen our top engaged users in North America reading a similar number of episodes to users in more mature markets.

Trends in Paid Content Average Revenue per Paying User (ARPPU)

We define ARPPU as average Paid Content revenue in a given month divided by the number of MPU for such month, averaged over each month in the given period.

We view ARPPU to be an indicator of both the strength of engagement and Paid Content monetization on our platform. Units are in U.S. dollar.

Engagement is a key aspect to drive our monetization. Our ARPPU has increased over time as our users explored more titles and purchased more episodes behind our paywall. For the quarter ended June 30, 2024, our ARPPU has increased to $11.2, or 1.4% growth compared to the same quarter of 2023. The growth in ARPPU was driven primarily by an increase in ROW users.

•
In Korea, our ARPPU for the quarter ended June 30, 2024 has decreased to $7.5, or 9.9% decrease compared to the same quarter of 2023. ARPPU has been negatively impacted by foreign currency exchange rates.
•
In Japan, our ARPPU for the quarter ended June 30, 2024 has decreased to $21.2, or 5.7% decrease compared to the same quarter of 2023. Our ARPPU for Japan was negatively impacted by foreign currency exchange rates.
•
In Rest of World, our ARPPU for the quarter ended June 30, 2024 has increased to $6.5, or 30.2% growth compared to the same quarter of 2023, primarily driven by reader habituation in paying to view content.

Seasonality

Historically, while the magnitude and timing varies across regions, we experienced higher levels of user engagement and monetization in the third quarter of the calendar year primarily as a result of increased use of our platform during the global vacation and holiday schedules of our users. In addition, many advertisers allocate the largest portion of their budgets to the fourth quarter of the calendar year to coincide with increased holiday purchasing. As we continue to diversify our sources of revenue, and in particular increase revenue from advertising, the seasonal impacts may be more pronounced in the fourth quarter in the future or different altogether.

Components of Results of Operations

Revenue

Our revenue is derived from three distinct revenue streams: Paid Content, Advertising and IP Adaptations.

Our Paid Content revenue represents revenue generated from the sale of content on our platform to users. Advertising revenue represents revenue earned for the display of advertisements on our platform, including in-stream placement within content. Our IP Adaptations revenue comprises of revenue generated from adaptations of certain content on our offerings into other media formats such as films, streaming series, games and merchandise, which may take the form of fixed licensing fees or other arrangements where we participate in the upside of such productions, or sales of merchandise. See Note 2. Revenue in the accompanying notes to our unaudited condensed consolidated financial statements included in this Report for more information.

Cost of Revenue

Cost of revenue consists of Paid Content creator revenue shared with creators, app store fees and other variable costs. Creator revenue share includes commissions payable to creators or publishers based on revenue generated from Paid Content. App store fees include platform fees payable to companies that provide users with the ability to download the mobile application through application stores and make purchases directly through such application (such as Google and Apple) and certain other payment-related costs. These expenses are lower in Korea where more people buy Coins through our website as opposed to purchases made through mobile applications. Other variable costs include, among other things, costs directly associated with our IP Adaptations business, including payroll and related personal expenses, amortization and production costs.

Marketing

Marketing expenses consist of expenses incurred for the promotion of our brand, costs associated with user acquisition and costs associated with loyalty marketing campaigns where we give away free Coins. Marketing expenses also include compensation costs related to sales and marketing personnel.

General and Administrative Expenses

General and administrative expenses consist of all our operating costs, excluding cost of revenue and marketing, and include costs related to operating and maintaining our platform, general corporate function costs, stock-based compensation expense (benefit) and depreciation and amortization of non-operating assets. See Note 9. Stock-Based Compensation in the accompanying notes to our unaudited condensed consolidated financial statements included in this Report for more information.

Interest Income

Interest income primarily consists of interest earned on our short-term, highly liquid investments with original maturities of three months or less, which are mainly comprised of bank deposits, and interest income from loan receivables.

Interest Expense

Interest expense primarily consists of interest related to our outstanding debt obligations, including both short-term borrowings and long-term debt. See Note 7. Debt in the accompanying notes to our unaudited condensed consolidated financial statements included in this Report for more information.

Impairment Losses on Goodwill

Impairment losses on goodwill primarily consist of recognized losses resulting from our annual goodwill impairment test. See Note 5. Goodwill, net in the accompanying notes to our unaudited condensed consolidated financial statements included in this Report for more information.

Income (Loss) on Equity Method Investment, Net

Income (loss) on equity method investment, net, includes recognized income (loss) associated with our investments accounted for using the equity method. See Note 15. Equity Method Investments in the accompanying notes to our unaudited condensed consolidated financial statements included in this Report for more information.

Other Income (Loss), Net

Other income, net, primarily consists of gains or losses on valuation of debt and equity securities, net, income or loss on foreign currency, net, retirement benefit, net, and other non-operating income or loss, net.

Income Tax Expense

Income tax expense primarily includes income taxes in certain federal, state, local, and foreign jurisdictions in which we conduct our business, primarily in the U.S., Korea, Japan and Canada. Foreign jurisdictions have different statutory tax rates from those in the U.S. Additionally, certain of our foreign earnings may also be taxable in the U.S. Accordingly, our effective tax rate will vary depending on the relative proportion of foreign to domestic income, use of tax credits, changes in the valuation of our deferred tax assets and liabilities, and changes in tax laws. See Note 10. Income Taxes in the accompanying notes to our unaudited condensed consolidated financial statements included in this Report for more information.

Results of Operations

Consolidated Statements of Operations and Comprehensive Loss

The following table sets forth our consolidated statement of operations for the three and six months ended June 30, 2024, and 2023, respectively. We have derived this data from our unaudited condensed consolidated statements of operations and comprehensive loss. The information for each of the periods presented has been prepared on the same basis as our audited annual consolidated financial statements and, in the opinion of management, reflects all adjustments of a normal, recurring nature that are necessary for the fair statement of the results of operations for the period. This data should be read in conjunction with our audited consolidated financial statements in the IPO Prospectus and unaudited condensed consolidated financial statements included in this Report. Historical results are not necessarily indicative of the results that may be expected in the future.

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands of USD)	2024	2023	% Change	2024	2023	% Change
Revenue	$320,972	$320,663	0.1%	$647,716	$630,920	2.7%
Cost of revenue	(237,915)	(239,518)	(0.7%)	(482,300)	(483,925)	(0.3%)
Marketing	(23,448)	(33,142)	(29.2%)	(42,926)	(62,386)	(31.2%)
General and administrative expenses	(138,705)	(53,469)	159.4%	(187,398)	(109,838)	70.6%
Operating income (loss)	(79,096)	(5,466)	1347.1%	(64,908)	(25,229)	157.3%
Interest income	2,043	1,018	100.7%	3,278	1,375	138.4%
Interest expense	(11)	(18)	(38.9%)	(44)	(41)	7.3%
Income (loss) on equity method investments, net	120	2,007	(94.0%)	(932)	1,483	(162.8%)
Other income (loss), net	2,283	(6,090)	(137.5%)	846	(2,052)	(141.2%)
Income (loss) before income tax	(74,661)	(8,549)	773.3%	(61,760)	(24,464)	152.5%
Income tax expense	(1,907)	(11,201)	(83.0%)	(8,575)	(13,578)	(36.8%)
Net income (loss)	(76,568)	(19,750)	287.7%	(70,335)	(38,042)	84.9%
Net income (loss) attributable to non-controlling interests and redeemable non-controlling interests	317	368	(13.9%)	358	(363)	(198.6%)
Total comprehensive loss attributable to WEBTOON Entertainment Inc.	$(97,371)	$(36,352)	167.9%	$(119,877)	$(73,140)	63.9%

Comparison of the Three Months Ended June 30, 2024 and June 30, 2023

Revenue

	Three Months Ended June 30,
(in thousands of USD)	2024	2023	% Change
Revenue	$320,972	$320,663	0.1%
Paid Content	260,709	258,129	1.0%
Advertising	40,419	41,938	(3.6%)
IP Adaptations	$19,844	$20,596	(3.7%)

Revenue increased by $0.3 million, or 0.1% for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, as growth across the business was offset by the Company's significant exposure to weaker foreign currencies including the Korean won ("KRW") and Japanese yen ("JPY"), the latter of which reached historically low levels against the U.S. dollar. The increase in Paid Content revenue was driven by particularly strong growth in Japan. The decrease in IP Adaptations revenue was primarily attributable to the deconsolidation of LOCUS and its subsidiaries, which contributed $2.8 million of revenue during the three months ended June 30, 2023. See Note 14. Disposition in the accompanying notes to our unaudited condensed consolidated financial statements included in this Report for more information.

This translates to a double digit revenue growth of 11.1%, when removing the effects of deconsolidation, transfer of SERIES ON operations, and foreign currency rate fluctuations, with growth drivers across all revenue streams globally. See “—Non-GAAP Financial Measures – Use of Constant Currency.”

Cost of Revenue

	Three Months Ended June 30,
(in thousands of USD)	2024	2023	% Change
Cost of revenue	$(237,915)	$(239,518)	(0.7%)

Our cost of revenue decreased by $1.6 million, or 0.7%, for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The decrease was primarily due to a $3.5 million increase in cost of revenue related to paid content and a $5.3 million decrease in advertising costs, which was offset by an increase in IP costs of $0.2 million.

Marketing

	Three Months Ended June 30,
(in thousands of USD)	2024	2023	% Change
Marketing	$(23,448)	$(33,142)	(29.2%)

Marketing expenses decreased by $9.7 million, or 29.2%, for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. This decrease was attributable to improvement in overall marketing efficiency.

General and Administrative Expenses

	Three Months Ended June 30,
(in thousands of USD)	2024	2023	% Change
General and administrative expenses	$(138,705)	$(53,469)	159.4%

General and administrative expenses increased by $85.2 million, or 159.4%, for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The increase in general and administrative expenses was largely driven by stock compensation expense of approximately $49.1 million, which was accelerated with the successful IPO and a one-time bonus of $30.0 million granted to the CEO for a successful IPO, and increased labor costs as the Company scaled up to become a publicly traded company.

Interest Income

	Three Months Ended June 30,
(in thousands of USD)	2024	2023	% Change
Interest income	$2,043	$1,018	100.7%

Interest income increased by $1.0 million, or 100.7%, for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023.

Interest Expense

	Three Months Ended June 30,
(in thousands of USD)	2024	2023	% Change
Interest expense	$(11)	$(18)	(38.9%)

Interest expense was similar for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023.

Income (Loss) on Equity Method Investment, Net

	Three Months Ended June 30,
(in thousands of USD)	2024	2023	% Change
Income on equity method investments, net	$120	$2,007	(94.0%)

Income on equity method investment, net, decreased by $1.9 million, or 94.0%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. See Note 15. Equity Method Investments in the accompanying notes to our unaudited condensed consolidated financial statements included in this Report for more information on the Company's equity method investments.

Other Income (Loss), Net

	Three Months Ended June 30,
(in thousands of USD)	2024	2023	% Change
Other income (loss), net	$2,283	$(6,090)	137.5%

Other income (loss), net, increased by $8.4 million, or 137.5%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. This difference was primarily attributable to the loss from disposal of subsidiaries on June 30, 2023, which resulted from deconsolidation of LOCUS and its subsidiaries. See Note 14. Disposition in the accompanying notes to our unaudited condensed consolidated financial statements included in this Report for more information on the disposition of LOCUS.

Income Tax Expense

	Three Months Ended June 30,
(in thousands of USD)	2024	2023	% Change
Income tax expense	$(1,907)	$(11,201)	(83.0%)

Income tax expense decreased by $9.3 million, or 83.0%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The decrease is primarily attributable to a discrete tax expense of $7.3 million due to audit payments made by the Company's Korean subsidiary with respect to a tax audit assessment made by the Korean tax authority in 2023.

Comparison of the Six Months Ended June 30, 2024 and June 30, 2023

Revenue

	Six Months Ended June 30,
(in thousands of USD)	2024	2023	% Change
Revenue	$647,716	$630,920	2.7%
Paid Content	527,564	513,821	2.7%
Advertising	77,415	72,450	6.9%
IP Adaptations	$42,737	$44,649	(4.3%)

Revenue increased by $16.8 million, or 2.7%, for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The main drivers were increases in Paid Content of $13.7 million, or 2.7%, primarily related to particularly strong growth in Japan with LINE MANGA, which was partially offset by the impact of the continued strategic diversification of advertising partners and inventory away from the parent company, NAVER.

Advertising revenue increased by $5.0 million, or 6.9%, for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, which was largely driven by growth in Japan, followed by ROW, which were largely offset by declines in Korea.

IP Adaptations revenue decreased by $1.9 million, or 4.3%, for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, primarily attributable to the disposition of LOCUS and its subsidiaries.

Cost of Revenue

	Six Months Ended June 30,
(in thousands of USD)	2024	2023	% Change
Cost of revenue	$(482,300)	$(483,925)	(0.3%)

Our cost of revenue decreased by $1.6 million, or 0.3%, for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, due to overall decreases in advertising costs of $4.2 million, which was offset by increases in Paid Content costs. IP Adaptations revenue costs remained relatively flat.

Marketing

	Six Months Ended June 30,
(in thousands of USD)	2024	2023	% Change
Marketing	$(42,926)	$(62,386)	(31.2%)

Marketing expenses decreased by $19.5 million, or 31.2%, for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The decreases in marketing expense were driven by improvement in overall marketing efficiency.

General and Administrative Expenses

	Six Months Ended June 30,
(in thousands of USD)	2024	2023	% Change
General and administrative expenses	$(187,398)	$(109,838)	70.6%

General and administrative expenses increased by $77.6 million, or 70.6%, for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The increase in general and administrative expenses was largely driven by stock compensation expense of approximately $51.3 million, a one-time bonus of $30.0 million granted to the CEO for a successful IPO, and increased labor costs, as the Company geared up support for the IPO.

Interest Income

	Six Months Ended June 30,
(in thousands of USD)	2024	2023	% Change
Interest income	$3,278	$1,375	138.4%

Interest income increased by $1.9 million, or 138.4%, for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The increase was primarily driven by higher balances and higher interest rates.

Interest Expense

	Six Months Ended June 30,
(in thousands of USD)	2024	2023	% Change
Interest expense	$(44)	$(41)	7.3%

Interest expense increased by $0.0 million, or 7.3%, for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The increase in interest expense is immaterial.

(Loss) Income on Equity Method Investment, Net

	Six Months Ended June 30,
(in thousands of USD)	2024	2023	% Change
Loss on equity method investments, net	$(932)	$1,483	(162.8%)

(Loss) income on equity method investment, net, decreased by $2.4 million, or 162.8%, for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The overall amount of losses increased across multiple equity method investee entities, including YLAB Corporation.

Other Income (Loss), Net

	Six Months Ended June 30,
(in thousands of USD)	2024	2023	% Change
Other income (loss), net	$846	$(2,052)	141.2%

Other income (loss), net, increased by $2.9 million, or 141.2%, for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. This difference was primarily attributable to the loss from disposal of subsidiaries on June 30, 2023, which resulted from deconsolidation of LOCUS and its subsidiaries. See Note 14. Disposition in the accompanying notes to our unaudited condensed consolidated financial statements included in this Report for more information on the disposition of LOCUS.

Income Tax Expense

	Six Months Ended June 30,
(in thousands of USD)	2024	2023	% Change
Income tax expense	$(8,575)	$(13,578)	(36.8%)

Income tax expense decreased by $5.0 million, or 36.8%, for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, which was primarily attributable to a discrete tax expense of $7.3 million due to audit payments made by its Korean subsidiary with respect to a tax audit assessment made by the Korean tax authority in 2023.

Non-GAAP Financial Measures

In addition to our results determined in accordance with GAAP, our management and board of directors also consider EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin, revenue on a constant currency basis, and revenue growth on a constant currency basis, ARPPU on a constant currency basis and ARPPU growth on a constant currency basis. We believe that these non-GAAP financial measures provide investors with additional useful information in evaluating our performance. Our non-GAAP financial measures should not be considered in isolation, or as substitutes for, financial information prepared in accordance with GAAP. Non-GAAP measures have limitations as they do not reflect all the amounts associated with our results of operations as determined in accordance with GAAP, and should only be used to evaluate our results of operations in conjunction with the corresponding GAAP measures.

EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin

We define EBITDA as net income(loss) before interest expense, income tax expense and depreciation and amortization. We define Adjusted EBITDA as EBITDA with further adjustments to eliminate the effects of loss on equity method investments, effect of applying the valuation method of fair value through profit or loss (“FVPL”), impairment of goodwill, non-cash stock-based compensation and certain other non-recurring costs. We believe that EBITDA and Adjusted EBITDA provide useful information to investors regarding our performance, as it removes the impact of certain items that are not representative of our ongoing business, such as certain non-cash charges and variable charges. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by revenue. EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP financial measures and are not intended to be substitutes for any GAAP financial measures. They should be considered in addition to, not as substitutes for, or in isolation from, measures prepared in accordance with GAAP, such as consolidated net income (loss) or consolidated net income (loss) margin.

Using EBITDA as a performance measure has material limitations as compared to consolidated net income (loss), or other financial measures as defined under GAAP, as it excludes certain recurring items, which may be meaningful to investors. EBITDA excludes interest expense; however, as we have borrowed money to finance transactions and operations and interest expense is an element of our cost structure and can affect our ability to generate revenue and returns for our stockholders. Further, EBITDA excludes depreciation and amortization; however, as we use capital and intangible assets to generate revenues, depreciation and amortization are necessary elements of our costs and ability to generate revenue. Finally, EBITDA excludes income taxes; however, as we are organized as a corporation, the payment of taxes is a necessary element of our operations. As a result of these exclusions from EBITDA, any measure that excludes interest expense, depreciation and amortization and income taxes has material limitations as compared to net income. When using EBITDA as a performance measure, management compensates for these limitations by comparing EBITDA to net loss in each period, to allow for the comparison of the performance of the underlying core operations with the overall performance of the company on a full-cost, after-tax basis.

You are also encouraged to evaluate our calculation of Adjusted EBITDA and Adjusted EBITDA Margin, and the reasons we consider these adjustments appropriate for supplemental analysis. In evaluating these measures, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in our presentation of Adjusted EBITDA. Our presentation of Adjusted EBITDA and Adjusted EBITDA Margin should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. There can be no assurance that we will not modify the presentation of these measures in the future, and any such modification may be material. Adjusted EBITDA and Adjusted EBITDA Margin have their limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. Some of these limitations include:

•
Adjusted EBITDA does not include the interest expense and the cash requirements necessary to service interest or principal payments on our debt;
•
Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash requirements for replacement of assets that are being depreciated or amortized;
•
Adjusted EBITDA excludes the impact of charges and receipts resulting from matters we do not find indicative of our ongoing operations; and
•
Other companies in our industry may calculate Adjusted EBITDA and Adjusted EBITDA Margin differently than we do.

The following table presents a reconciliation of net loss to EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin for each of the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of USD, except percentages)	2024	2023	2024	2023
Net income (loss)	$(76,568)	$(19,750)	$(70,335)	$(38,042)
Interest expense	11	18	44	41
Income tax expense	1,907	11,201	8,575	13,578
Depreciation and amortization	8,915	9,291	17,950	18,764
EBITDA	$(65,735)	$760	$(43,766)	$(5,659)
Loss on equity method investments, net(1)	(120)	(2,007)	932	(1,483)
Loss on fair value instruments, net(2)	(1,772)	(854)	(5,143)	(1,100)
Stock-based compensation expense(3)	53,817	769	56,043	3,100
Restructuring and IPO-related costs(4)	36,204	450	37,720	1,628
Adjusted EBITDA(5)	$22,394	$(882)	$45,786	$(3,514)
Net loss margin	-23.9%	-6.2%	-10.9%	-6.0%
Adjusted EBITDA Margin	7.0%	-0.3%	7.1%	-0.6%

(1)
Represents our proportionate share of recognized losses associated with our investments accounted for using the equity method. See Note 15. Equity Method Investments in the accompanying notes to our unaudited condensed consolidated financial statements included in this Report.
(2)
Represents unrealized net loss of financial assets measured at FVPL, which include the Company's equity investments in entities including NAVER Z Co., Ltd., Contents First Inc. and Clova Games Inc.
(3)
Represents non-cash stock-based compensation expense related to WEBTOON’s equity incentive plan and stock-based compensation plans of NAVER, Munpia and LOCUS.
(4)
Represents non-recurring expenses that we do not consider representative of the operating performance of the business. For the three and six months ended June 30, 2024, these amounts include a $30.0 million one-time CEO bonus and legal and advisory fees related to the IPO.
(5)
Totals may not foot due to rounding.

Use of Constant Currency

We provide revenue, including period-over-period growth rates, adjusted to remove the impact of foreign currency rate fluctuations and the impact of deconsolidated and transferred operations, which we refer to as revenue on a constant currency basis. We calculate revenue on a constant currency basis in a given period by applying the average currency exchange rates in the comparable period of the prior year to the local currency revenue in the current period. We calculate revenue growth (as a percentage) on a constant currency basis by determining the increase in current period revenue over prior period revenue, where current period foreign currency revenue is translated using prior period average currency exchange rates. In addition to adjustments for foreign currency exchange fluctuations, we have also adjusted revenue to exclude the impact of deconsolidation of Jakga and LOCUS and its subsidiaries, and the transfer of SERIES ON, one of our offerings, from NAVER WEBTOON to NAVER to improve comparability between the two periods. We calculate revenue (including growth rates) on a constant currency basis in each of our revenue streams - Paid Content, Advertising and IP Adaptations - using the same method as laid out herein. See Note 14. Disposition in the accompanying notes to our unaudited condensed consolidated financial statements included in this Report for more information.

We provide ARPPU, including period-over-period growth rates, on a constant currency basis for our Paid Content revenue streams as average Paid Content revenue on a constant currency basis in a given month divided by the number of MPU for such month, averaged over each month in the given period. As discussed above, we calculate revenue on a constant currency basis in a given period by applying the average currency exchange rates in the comparable period of the prior year to the local currency revenue in the current period and excluding deconsolidated and transferred operations. We calculate ARPPU growth rates (as a percentage) on a constant currency basis as the increase in current period ARPPU over prior period ARPPU, with current period foreign currency ARPPU translated using prior period average currency exchange rates and excluding deconsolidated and transferred operations.

We believe providing revenue, revenue growth rates, ARPPU and ARPPU growth rates on a constant currency basis helps our investors better understand our underlying performance because they exclude the effects of foreign currency volatility and impacts of deconsolidated and transferred operations that are not indicative of our actual results of operations. Adjusting revenue or ARPPU to remove the effects of foreign currency rate fluctuations, deconsolidation, and transfer of operations results in non-GAAP measures that management uses to help make informed decisions by removing the volatility caused by foreign currency rate fluctuations and the impact of deconsolidated and transferred operations, allowing us to assess whether the business is fundamentally healthy and growing. Additionally, these metrics support management in efficiently allocating resources and determining priorities by providing a basis for evaluating the competitiveness and growth potential of the business itself. It is for these reasons that management believes these non-GAAP metrics add value, but they have their limitations as analytical tools for not reflecting all the amounts associated with our results of operations as determined in accordance with GAAP, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP.

The following table presents a reconciliation of revenue to revenue on a constant currency basis, and ARPPU to ARPPU on a constant currency basis, respectively, for each of the periods presented.

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands of USD, except percentages)	2024	2023	Change	2024	2023	Change
Total Revenue	$320,972	$320,663	0.1%	$647,716	$630,920	2.7%
Effect of deconsolidated and transferred operations	-	(5,240)	-100.0%	(145)	(12,076)	-98.8%
Effects of foreign currency rate fluctuations	29,333	-	N/A	56,147	-	N/A
Revenue on a Constant Currency Basis	350,305	315,423	11.1%	703,718	618,844	13.7%
Paid Content Revenue	260,709	258,129	1.0%	527,564	513,821	2.7%
Effect of deconsolidated and transferred operations	-	(2,427)	-100.0%	(120)	(5,762)	-97.9%
Effects of foreign currency rate fluctuations	24,479	-	N/A	47,959	-	N/A
Paid Content Revenue on a Constant Currency Basis	285,188	255,702	11.5%	575,403	508,059	13.3%
Advertising Revenue	40,419	41,938	-3.6%	77,415	72,450	6.9%
Effects of foreign currency rate fluctuations	2,484	-	N/A	4,672	-	N/A
Advertising Revenue on a Constant Currency Basis	42,903	41,938	2.3%	82,087	72,450	13.3%
IP Adaptations Revenue	19,844	20,596	-3.7%	42,737	44,649	-4.3%
Effect of deconsolidated and transferred operations	-	(2,813)	-100.0%	(25)	(6,314)	-99.6%
Effects of foreign currency rate fluctuations	2,369	-	N/A	3,517	-	N/A
IP Adaptations Revenue on a Constant Currency Basis	$22,213	$17,783	24.9%	$46,229	$38,335	20.6%
Paid Content Average Revenue Per Paying User ("ARPPU")
Korea Paid Content Revenue	$83,939	$100,532	-16.5%	$174,881	$202,466	-13.6%
Korea ARPPU	7.48	8.31	-10.0%	7.70	8.34	-7.7%
Effect of deconsolidated and transferred operations	-	(0.20)	-100.0%	-	(0.24)	-100.0%
Effects of foreign currency rate fluctuations	0.43	-	N/A	0.47	-	N/A
Korea ARPPU on a Constant Currency Basis	7.91	8.11	-2.5%	8.17	8.10	0.8%
Japan Paid Content Revenue	142,257	130,560	9.0%	284,465	261,742	8.7%
Japan ARPPU	21.17	22.45	-5.7%	21.67	22.87	-5.2%
Effects of foreign currency rate fluctuations	2.94	-	N/A	2.83	-	N/A
Japan ARPPU on a Constant Currency Basis	24.11	22.45	7.4%	24.50	22.87	7.1%
Rest of World Paid Content Revenue	34,514	27,038	27.6%	68,218	49,614	37.5%
Rest of World ARPPU	6.45	4.95	30.3%	6.37	4.51	41.2%
Effect of deconsolidated and transferred operations	-	-	N/A	-	-	N/A
Effects of foreign currency rate fluctuations	-	-	N/A	-	-	N/A
Rest of World ARPPU on a Constant Currency Basis	$6.45	$4.95	30.2%	$6.37	$4.51	41.0%

Liquidity and Capital Resources

On June 28, 2024, we completed our initial public offering (“IPO”) in which we issued and sold 15,000,000 shares of common stock at a public offering price of $21.00 per share. We received net proceeds of approximately $281.7 million from the IPO, after deducting underwriting discounts and commissions and offering expenses payable by us.

Also, immediately subsequent to the closing of the IPO, we issued and sold 2,380,952 shares of common stock to NAVER U.Hub Inc., a wholly-owned subsidiary of NAVER, in a private placement at $21.00 per share and received $50 million in proceeds.

On July 26, 2024, the underwriters partially exercised the over-allotment option to purchase 1,371,549 shares of common stock at $21.00 per share, which was closed on July 30, 2024. We received net proceeds of approximately $26.8 million therefrom, after deducting underwriting discounts and commissions and offering expenses payable by us.

Historically, we have relied primarily upon cash generated from operations and cash provided by NAVER through capital contributions to finance our operations, repay or repurchase indebtedness, finance acquisitions and fund our capital expenditures. NAVER does not have any contractual obligation to provide additional capital to us and therefore there can be no assurance that NAVER will continue to provide additional capital in the form of debt or equity investment in the future to enable us to operate our business. As of June 30, 2024, we had $572.3 million of cash and cash equivalents, which were primarily invested in short-term, highly liquid investments with original maturities of three months or less from the date of purchase and are mainly comprised of bank deposits. We believe that our existing cash and cash equivalent balances will be sufficient to support our working capital requirements for at least the next 12 months based on our current operating plans. However, our future capital requirements will depend on many factors, including our growth rate, sales and marketing activities and other factors affecting our business, including those described in the section entitled “Risk Factors” in this Report. Our expected primary uses of our capital on short-and long-term bases are for repayment of debt, interest payments, working capital, capital expenditures, geographic expansion and other general corporate purposes.

We may, in the future, enter into arrangements to acquire or invest in complementary businesses, products and technologies, including intellectual property rights, which may require us to seek additional financing. To the extent additional funds are necessary to meet our liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of indebtedness, the issuance of additional equity or a combination of these potential sources of funds. Such financing, may however, not be available to us on favorable terms, or at all. In particular, rising inflation and interest rates have resulted, and may continue to result, in significant disruption of global financial markets, reducing our ability to access capital. If we are unable to raise additional funds on commercially reasonable terms or at all, our business, financial condition and results of operations could be adversely affected. See “Risk Factors—Risks Related to Our Business, Industry and Operations—We may require additional capital to support our business in the future, and this capital might not be available on reasonable terms, if at all.”

Consolidated Statements of Cash Flows

The following table summarizes our cash flows for the period presented:

	Six Months Ended June 30,
(in thousands of USD)	2024	2023
Net cash provided by (used in) operating activities	$22,394	$(40,663)
Net cash used in investing activities	(7,306)	(25,475)
Net cash provided by (used in) financing activities	336,053	(8,744)
Effect of exchange rate changes on cash and cash equivalents	(10,581)	(5,333)
Net increase (decrease) in cash and cash equivalents	$340,560	$(80,215)

Operating Activities

For the six months ended June 30, 2024, net cash provided by operating activities was $22.4 million, which primarily consisted of net loss of $70.3 million, adjusted for certain non-cash items of $68.8 million, and net cash inflow from changes in operating assets and liabilities of $23.9 million. The non-cash items primarily consisted of stock based compensation of $57.7 million and depreciation and amortization of approximately $18.0 million. The net cash inflow from changes in our operating assets and liabilities were primarily due to lower turnover of our accounts payable, contract liabilities, and accrued expenses, partially offset by lower collections, and prepaid assets.

For the six months ended June 30, 2023, net cash used in operating activities was $40.7 million, which primarily consisted of net loss of $38.0 million, adjusted for certain non-cash items of $34.4 million, and net cash outflow from changes in operating assets and liabilities of $37.0 million. The non-cash items primarily consisted of depreciation and amortization, operating lease expense, and loss on foreign currency, net. The net cash outflow from changes in our operating assets and liabilities were primarily due to lower collections of receivables, as well as a decrease in other liabilities, which was partially offset by lower turnover of our accounts payable.

Investing Activities

For the six months ended June 30, 2024, net cash used in investing activities was $7.3 million, consisting primarily of purchases of short term investments and equity method investments , partially offset by proceeds from maturities of short-term investments .

For the six months ended June 30, 2023, net cash used in investing activities was $25.5 million, consisting primarily of a payment on our loan receivable, as well as purchases of property, plant and equipment, partially offset by proceeds from short-term investments.

Financing Activities

For the six months ended June 30, 2024, net cash provided by financing activities was $336.1 million, consisting primarily of $293.0 million in proceeds from the IPO, net of underwriting discounts and commissions, and $50.0 million in proceeds from issuance of common stock related to private placement. Deferred initial public offering costs of $9.3 million will be paid in subsequent periods.

For the six months ended June 30, 2024 and June 30, 2023, net cash used in financing activities was $5.0 million and $8.7 million, respectively, consisting primarily of repayment of short-term borrowings and payment of contingent consideration related to a business acquisition.

Off-Balance Sheet Arrangements

As of December 31, 2023 and June 30, 2024, we did not have any off-balance sheet financing arrangements (as defined under the rules and regulations of the SEC) or any relationships with unconsolidated entities or financial partnerships, including structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other purposes.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements and the related notes thereto included in this Report are prepared in accordance with GAAP. The preparation of our condensed consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect the amounts reported in those consolidated financial statements and the accompanying notes. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates.

There have been no material changes to our critical accounting policies and estimates as described in the IPO Prospectus.

Recent Accounting Pronouncements

See Note 1. Description of Business and Summary of Significant Accounting Policies in the accompanying notes to our unaudited condensed consolidated financial statements included in this Report for more information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of foreign currency exchange rates and fluctuations in interest rates.

Foreign Currency Exchange Risk

Our revenue is generated globally in multiple currencies, primarily KRW, JPY and U.S. dollar ("USD"). Our results of current and future operations and cash flows are therefore subject to fluctuations due to changes in foreign currency exchange rates. Particularly, we are exposed to fluctuations in the exchange rates of KRW and JPY against USD, since (i) a majority of our revenue is generated within Korea and Japan, and (ii) several of our primary operating subsidiaries, including NAVER WEBTOON and eBIJ, are located in Korea and Japan, using their respective local currency as the functional currency. Financial statements of these non-USD-denominated businesses are translated from their local currencies into USD, using exchange rates at the balance sheet date for assets and liabilities, and average exchange rates in effect during the period for revenue and expenses. Consequently, increases or decreases in the value of USD affect the value of certain financial metrics with respect to these businesses in the consolidated financial statements, even if their value has not changed in their local currencies. For example, with a stronger USD against KRW and JPY, for the three months ended June 30, 2024, our revenue was $29.3 million, or 8.4%, lower than our revenue on a constant currency basis. And for the six months ended June 30, 2024, our revenue was $56.0 million, or 8.0%, lower than our revenue on a constant currency basis. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures—Use of Constant Currency” for further information regarding our non-GAAP financial measure of revenue on a constant currency basis.

We have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency exchange rate fluctuations becomes more significant.

Interest Rate Risk

Our cash and cash equivalents primarily consist of cash on hand and short-term, highly liquid investments with original maturities of three months or less from the date of purchase and are mainly comprised of bank deposits. As of June 30, 2024, we had $572.3 million of cash and cash equivalents. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and fair market value of our investments. However, due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates. We do not enter into investments for trading or speculative purposes.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation and supervision of our

Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting described below. However, after giving full consideration to such material weaknesses, and the additional analyses and other procedures that we performed to ensure that our condensed consolidated financial statements included in this Report were prepared in accordance with U.S. GAAP, our management has concluded that our condensed consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP.

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that the Company had the following material weaknesses in its internal control over financial reporting:

•
The Company did not design and maintain an effective control environment commensurate with its financial reporting requirements. Specifically, the Company lacked a sufficient complement of resources with an appropriate level of accounting knowledge, experience and training to appropriately analyze, record and disclose accounting matters timely and accurately. This material weakness contributed to the additional material weaknesses below.
•
The Company did not design and maintain effective controls related to the period-end financial reporting process, including designing and maintaining formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures. Additionally, the Company did not design and maintain controls over the preparation and review of account reconciliations.
•
The Company did not design and maintain effective controls over information technology (“IT”) general controls for information systems that are relevant to the preparation of its financial statements at certain locations. Specifically, the Company did not design and maintain (i) program change management controls for financial systems to ensure that information technology program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately; (ii) user access controls to ensure appropriate segregation of duties and that adequately restrict user access to financial applications, databases and operating systems to appropriate company personnel; and (iii) testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements.
•
The Company did not design and maintain effective controls related to segregation of duties at certain subsidiaries acquired during 2022.

Remediation Plan

We have begun the process of, and we are focused on, measures to remediate the material weakness outlined as above. related to out of period adjustments in the comparable interim unaudited condensed financial statements. Our internal control remediation efforts include the following:

•
hiring more qualified accounting personnel with relevant U.S. GAAP and SEC reporting experience and qualifications to strengthen the financial reporting function and to set up a financial and system control framework; and
•
A US-SOX implementation plan has been developed and we have performed risk assessment and scoping activities associated with the implementation plan, and we are in process of establishing additional procedures and controls related to financial accounting closing, reporting, and disclosure.
•
hiring qualified IT personnel with relevant IT internal control experience
•
implementing and enhancing controls over information technology("IT") general controls for information systems that are relevant to the preparation of its financial statements

We cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the internal control deficiencies that led to our material weaknesses, that the material weaknesses will be remediated on a timely basis, or that additional material weaknesses will not be identified in the future.

Changes in Internal Control Over Financial Reporting

We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting. Except as otherwise described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are subject to legal proceedings, claims and investigations relating to intellectual property, data privacy and data protection, privacy and other torts, illegal or objectionable content, consumer protection, securities, labor and employment, contractual rights, civil rights infringement, false or misleading advertising, governmental investigations and other legal proceedings that arise in the ordinary course of our business. This risk is enhanced in certain jurisdictions outside of the U.S. where our protection from liability for content published on our platform by third parties may be unclear and where we may be less protected under local laws than we are in the U.S. Based on our current knowledge, we are not currently party to any legal proceedings the resolution of which we believe would have a material adverse effect on our business, financial condition or results of operations. However, it often is not possible to predict the ultimate outcome of a legal proceeding, and our assessment of the materiality of a legal proceeding, including any accruals taken in connection therewith, may not be consistent with the ultimate outcome of the legal proceeding. In addition, our current estimates of the potential impact of legal proceedings on our business, financial condition or results of operations could change from time to time in the future. For additional information about our legal proceedings, see Note 8. Commitments and Contingencies to our unaudited condensed consolidated financial statements included in this Report.

Item 1A. Risk Factors.

In addition to the other information in this Report, the following risk factors should be considered carefully in evaluating our company. We seek to identify, manage and mitigate risks to our business, but risks and uncertainties are difficult to predict, and many are outside of our control and therefore cannot be eliminated. You should be aware that it is not possible to predict or identify all of these factors and that the following is not meant to be a complete discussion of all potential risks or uncertainties. If certain of the risks below, unknown risks or uncertainties, or additional risks that we currently believe to be immaterial materialize, our business, financial condition, results of operations, reputation, cash flows or prospects could be adversely affected, potentially in a material way, which could result in a partial or complete loss of your investment.

Risk Factors Summary

Our business is subject to numerous risks and uncertainties, including those described more fully in this Report. The following is a summary of principal risks and uncertainties that could materially adversely affect our business, financial condition, results of operations, reputation, cash flows or prospects. This summary should be read in conjunction with the “Risk Factors” section in this Report and should not be relied upon as an exhaustive summary of the material risks and uncertainties facing our business.

Risks Related to Our Business, Industry and Operations

•
We have experienced rapid growth in recent periods, and our historical growth rates may not be indicative of our future performance.
•
Our growth depends on our ability to attract and empower creators and our ability to properly support and incentivize our creators to create compelling, engaging and interactive content.
•
Our growth depends on our ability to retain, attract and engage with our users, and our ability to anticipate, understand and respond appropriately to market trends and rapidly changing user preferences in a timely manner.
•
If we fail to retain or increase our paying users or if we fail to maintain or continue to increase our paying ratio, our business, financial condition or results of operations could be adversely affected.
•
We operate in highly competitive markets, and we face significant competition to attract and empower our creators and users.
•
Maintaining and enhancing the market recognition and reputation of our brands is a critical component of our relationship with creators, users and other third parties.
•
Our growth depends on our ability to innovate and expand our advertising business and to develop effective advertising products.
•
We intend to continue to diversify our monetization strategy and increase revenues from IP Adaptations, which may not be successful.
•
We intend to continue to expand our presence in existing and into new geographic markets and execute upon our growth initiatives, and our international expansion efforts may not be successful.

•
We face a variety of risks associated with conducting business around the world, and these risks will increase as we continue to expand our presence into new geographic markets.
•
Our future growth depends on our ability to continue innovating our platform to offer attractive features and safe and civil experiences for our creators and users.
•
We depend on effectively operating with mobile operating systems, hardware, technologies, products, standards and networks that we do not control, and changes to any of these or our platform could adversely affect our user retention, growth, engagement and monetization.
•
We have a history of net losses, and we anticipate increasing expenses in the future, and we may not achieve or maintain profitability.
•
If we fail to control our content-related costs, the expenses we incur may exceed the increase in revenues.
•
The future success of our business relies heavily on our sales and marketing efforts, and if we fail to maintain sales and marketing efficiency, the marketing expenses we incur as we grow may exceed the increase in revenues.

Risks Related to Government Regulation and Legal Proceedings

•
We are, and could become, subject to significant legal proceedings and regulatory investigations that may result in significant expenses, fines and reputational damage.
•
The success of our growth strategy depends on our ability to provide a safe online environment for children.
•
We are subject to complex and evolving federal, state and international laws, regulations, rules, standards and contractual obligations regarding privacy, data protection and cybersecurity, which could result in investigations, claims, changes to our business practices, increased cost of operations and declines in user growth, retention or engagement, any of which could adversely affect our business.

Risks Related to Intellectual Property

•
Claims by others that we infringe, misappropriate or otherwise violate their intellectual property rights through the activities of our creators or users or the content on our platform could subject us to liability.
•
Our defenses to claims of infringement, misappropriation or other violations of third-party intellectual property rights are costly and may not be successful.
•
Failure to obtain, maintain, protect and enforce our proprietary and intellectual property rights could adversely affect our business.

Risks Related to Ownership of our Common Stock

•
NAVER controls a significant percentage of our voting power and may have interests that conflict with the interests of other stockholders.
•
We are a “controlled company” and, as a result, qualify for exemptions from certain corporate governance requirements.
•
We have identified certain material weaknesses in our internal control over financial reporting, and if our remediation of such material weaknesses is not effective, or if we experience additional material weaknesses or otherwise are unable to implement and maintain effective internal control over financial reporting in the future, investors could lose confidence in the accuracy and completeness of our financial reports and the market price of shares of our common stock could be adversely affected.

Risks Related to Our Business, Industry and Operations

We have experienced rapid growth in recent periods, and our historical growth rates may not be indicative of our future performance.

We have experienced rapid growth in our business and revenue in recent periods. You should not rely on our historical growth rates as an indication of our future performance. We anticipate that further growth of our business will be required to address any significant growth in our user base and creators and to take advantage of favorable market opportunities. Any future growth will likely place significant demands on our managerial, operational, administrative and financial resources. If we are not able to respond effectively to new or increased demands that arise because of our growth, or, if in responding, our management is materially distracted from current operations, our business could be adversely affected. In addition, if we do not have sufficient breadth and depth of the content necessary to satisfy increased demand arising from growth in our user base, our user satisfaction may also be adversely affected.

Our growth may decline in the future as a result of a variety of factors, including slowing demand for our platform, insufficient growth in the number of creators and users that use our platform, increased competition, insufficient growth of our overall market, our inability to continue to capitalize on growth opportunities, increasing regulatory costs and the maturation of our business. We believe that the growth of our business depends on a number of factors, including our ability to:

•
continue to attract and empower creators to create engaging content;
•
attract users and strengthen our brands;
•
increase engagement with users and strengthen our community;
•
increase our paying ratio and strengthen our monetization capability;
•
continue to innovate and expand our advertising business;
•
increase revenues from our IP Adaptations with increasing bargaining power vis-a-vis third-party intellectual property adaptation partners (e.g., studios, publishers, financiers, distributors, producers and potential buyers);
•
expand our presence into new geographic markets;
•
continue to innovate our platform; and
•
maintain sales and marketing efficiency.

We may not successfully accomplish any of these objectives, or such changes may not be favorable to us, and, as a result, it is difficult for us to forecast our future results of operations. If the assumptions that we use to plan our business are incorrect or change in reaction to changes in our market, or if we are unable to maintain revenue growth, our stock price could decline, it may be difficult to achieve and maintain profitability and our business, financial condition and results of operations could be adversely affected.

Our growth depends on our ability to attract and empower creators and our ability to properly support and incentivize our creators to create compelling, engaging and interactive content.

Our platform is powered by our creators and the content they bring to life. We depend on our creators to create compelling, engaging and interactive content and to enter into agreements with us with respect to the monetization and adaptation of such content. To facilitate and incentivize the content creation on our platform, we empower our creators with an end-to-end technology toolkit that enables content management, provides content creation support and is also supplemented with multilayered assistance. In addition, we provide our creators with an opportunity to monetize their creative efforts through various means, including Paid Content, advertising or IP Adaptations. If we fail to provide the right technologies or sufficient monetization opportunities to our creators, our creators may create less content or elect to create content on other platforms and, thus, our business, results of operations and financial condition could be adversely affected.

We compete to attract and empower creators by providing them the essential resources for success, including tools to create, manage and monetize their content. We compete for creators with popular technology platforms that provide creators the ability to create or distribute interactive content, and some of our creators have developed attractive businesses in developing content on our platform. Although our agreements with certain creators include certain exclusive distribution rights that the creators grant us, those agreements do not require them to continue to use our platform for any time period to create new content. In the future, if we are unable to continue to provide value to these creators and if they have alternative methods to publish and monetize their content, they may not continue to provide content to our platform. Should we fail to provide compelling advantages to continued use of our ecosystem to creators, they may elect to develop content on competing interactive entertainment platforms. We must continue to invest significant resources in research and development, including through acquisitions, in order to enhance our technology and platform. If a significant number of our creators no longer provide content, we may experience an overall reduction in the quality of user experiences, which could adversely affect users’ interest in our platform and lead to a loss of revenue opportunities and adversely affect our results of operations. Failure to adequately identify and provide sufficient monetization opportunities could adversely affect our business, financial condition or results of operations.

In addition, as there are few barriers for our creators to publish their content on our platform, we cannot guarantee that the content created by all creators on our platform will be of sufficient quality to attract users to our platform. Furthermore, any disputes or legal proceedings with our creators, especially the franchise stars that create popular and engaging content, may disrupt our relationships with them. Therefore, we cannot assure you that we will obtain or retain content on our platform with monetization value. If we lack popular content that can be monetized or fail to acquire a broad range of intellectual property rights of such literary content for monetization, our business, financial condition or results of operations could be adversely affected.

Our growth depends on our ability to retain, attract and engage with our users, and our ability to anticipate, understand and respond appropriately to market trends and rapidly changing user preferences in a timely manner.

The size of our user base and our users’ level of engagement are critical to our success, and our financial performance has been, and will continue to be, significantly determined by our success in retaining, attracting and engaging MAU and converting them into MPU. From our inception, we experienced our largest user growth in Korea, Japan and North America. We have experienced, and expect to continue to experience, fluctuations and declines in the size of our user base in one or more markets from time to time, particularly in markets where we have achieved higher penetration rates. Any future declines in the size of our user base may adversely impact our financial performance.

Our business performance is increasingly dependent on our ability to increase levels of user engagement in current and new markets. In particular, our performance will depend on our ability to convert the popularity of web-based comics and novels in Korea and Japan into other regions. If people do not perceive our platform to be useful, reliable or trustworthy, we may not be able to attract or retain users or otherwise maintain or increase the frequency, duration or level of their engagement. A number of other online content platforms or social platforms that achieved early popularity have seen the sizes of their user bases or levels of engagement subsequently decline, in some cases precipitously.

Any number of factors could adversely affect user retention, growth or engagement, including if:

•
we are unable to continue to offer content that users find highly engaging, that work with a variety of mobile operating systems, web browsers, other systems and networks and that achieve a high level of market acceptance, particularly in markets that we are targeting for expansion;
•
we are unable to convert users like we do in Korea and Japan;
•
users increasingly engage with competing products or services, particularly social media platforms, online content platforms and mobile games;
•
we are unable to obtain, manage and prioritize content to ensure users are presented with content that is appropriate, interesting, useful and relevant to them;
•
we are unable to introduce new and exciting features, products or services, or those we introduce are not favorably received;
•
initiatives designed to attract and retain users and engagement are unsuccessful or discontinued, whether as a result of actions by us, users, creators, third parties or otherwise;
•
we are unable to provide a compelling and intuitive user experience and environment, particularly relating to the delivery, quality, volume, design and layout of the content and advertisements delivered on our platform;
•
we are unable to provide adequate customer service to users or creators, or maintain relationships with key platform partners such as advertisers;
•
there are increased concerns of users or creators, or we suffer any incidents, relating to privacy, data protection, cybersecurity or safety;
•
there are changes mandated by legislation, regulatory authorities or litigation that adversely affect our platform, content, users or creators; or
•
we adopt terms, policies or procedures related to areas such as sharing, content, user data or advertising that are perceived negatively by our users or the general public.

There is no guarantee that we will not experience an erosion of our user base or a decline in engagement levels. A decrease in user retention, growth or engagement could negatively impact our revenue from users and render our platform less attractive to our creators and our platform advertisers, thereby reducing our revenues, which could adversely affect our business, financial condition and results of operations.

If we fail to retain or increase our paying users or if we fail to maintain or continue to increase our paying ratio, our business, financial condition or results of operations could be adversely affected.

We offer both Paid Content and free content to our users on our platform. A majority of our revenues are generated from the Paid Content on our platform. Our users may access our Paid Content by purchasing either our Fast Pass, which provides users with early access to upcoming episodes for ongoing series, or our Daily Pass, which provides users with access to locked episodes primarily from completed titles.

The success of our business depends largely on our ability to generate sufficient paying user traffic through engaging content so as to retain existing and attract new users that are willing to pay for the Paid Content. Among all users who use our platform in any period, only a small percentage of such users are paying users. To attract and retain our paying users, we must continue to offer engaging and diversified content that meets our users’ fast changing appetite and enhance the interaction between users and creators. To that end, we must continuously anticipate, understand and respond appropriately to market trends and rapidly changing user preferences by generating suitable content in a timely and effective manner. We may not be able to maintain or continue to increase our paying ratio to achieve expected Paid Content revenues. If we fail to cater to the fast changing needs and preferences of our users, in particular our younger generation of users whose appetite may evolve from time to time and who may have higher demand in the quality and entertaining level of content, and, as a result, fail to deliver suitable content and a satisfactory user experience, our paying users will not find our Paid Content attractive or may find our Daily Pass or Fast Pass expensive. Consequently, they may reduce their spending on our Paid Content. As we generate a majority of our revenues from our paying users, it is particularly important for us to retain and increase the percentage of paying users and to maintain or increase their spending levels. There can be no assurance that we will be able to retain or increase paying users or that paying users will maintain or increase their spending. It is possible that we could lose more paying users than we gain in the future, which would cause a decrease in the monetization of our content and could adversely affect our business, financial condition and results of operations.

We operate in highly competitive markets, and we face significant competition to attract and empower our creators and users.

We face substantial competition across all geographic markets in which we operate and compete for both users and creators, and competitive pressures could adversely affect our business, financial condition or results of operations. We compete with companies of all sizes based on numerous factors, including our compelling, engaging and interactive content, personalized user experiences, various engaging and social features, advertising and promotional activities, brand recognition and loyalty, pricing and geographic reach. We compete for users and their engagement time with paper comics, other web-comic platforms, global entertainment companies, global gaming companies, online content platforms, as well as social platforms. Furthermore, the continued attractiveness of our content and geographic markets in which we operate may encourage the entry of new competitors of all sizes, which could increase other competitive pressures in the future. We may be unable to anticipate the timing and scale of the threats posed by our competitors or successfully respond to them. In addition, the cost of responding to increasingly significant and widespread competition worldwide, including management time and out-of-pocket expenses, could adversely affect our business, financial condition or results of operations.

Many of our existing competitors have, and some of our potential competitors could have, substantial competitive advantages, such as:

•
larger sales and marketing budgets and resources;
•
broader and more established relationships and brand recognition with users and creators;
•
greater resources to make acquisitions and enter into strategic partnerships;
•
lower labor and research and development costs;
•
stronger competitive positions in certain geographic regions or user demographics;
•
larger and more mature intellectual property portfolios; and
•
substantially greater financial, technical and other resources.

We expect competition to continue to increase in the future. Conditions in our market could change rapidly and significantly as a result of technological advancements, the emergence of new entrants into the market, partnering or acquisitions by our competitors, continuing market consolidation or changing creator and user preferences, which can be difficult to predict or prepare for. Our competitors vary in size, and some may have substantially broader and more diverse offerings or may be able to provide more monetization opportunities for creators.

Maintaining and enhancing the market recognition and reputation of our brands is a critical component of our relationship with creators, users and other third parties.

Maintaining and enhancing the recognition and reputation of our brands is a critical component of our ability to compete for, and maintain and enhance our relationship with, creators, users and other third-party partners. We may also experience media, legislative or regulatory scrutiny of our actions or decisions regarding user privacy, data protection, cybersecurity, data use, content monitoring, advertising, competition and other issues, which may in the future adversely affect our reputation and brands. Our brands may also be negatively affected by the actions of people that are hostile or inappropriate, by accounts impersonating other people, by accounts identified as spam, by use or perceived use, directly or indirectly, of our products or services by people (including governments and government-sponsored actors) to disseminate information that may be viewed as offensive or inappropriate, by accounts introducing excessive amounts of spam on our platform, by third parties obtaining control over people’s accounts or by cyberattacks or other security incidents. Maintaining and enhancing our brands may require us to make substantial investments, and these investments may not achieve the desired goals.

Many factors, some of which are beyond our control, are important to maintaining and enhancing our brands and may negatively impact our brands and reputation if not properly managed, including our ability to:

•
maintain highly engaged users as user preferences evolve and as we expand into new markets;
•
increase brand awareness among existing and potential users and creators through various means of marketing and branding activities; and
•
adopt new technologies or adapt our platform and our systems to new user or creator requirements or emerging industry standards.

Additionally, we receive a high degree of media coverage around the world. Negative publicity about our company or executives, including about the quality of content shared on our platform, changes to our products, policies and services, our privacy, data protection, cybersecurity and policy enforcement, litigation, regulatory activity and the actions of certain accounts (including actions taken by prominent accounts on our platform or the dissemination of information that may be viewed as hateful, misleading or manipulative), even if inaccurate, could adversely affect our reputation. Such negative publicity and reputational harm could adversely affect our creators and users and their confidence in and loyalty to our platform and could result in decreased revenue or increased costs to reestablish our brands.

Our growth depends on our ability to innovate and expand our advertising business and to develop effective advertising products.

We generate a portion of our revenue from advertising on our platform. Most of our advertisers do not have long-term commitments with us, and many of our advertisers can terminate their contracts with us at any time. advertisers may not continue to do business with us, or they may reduce the budgets they are willing to commit to us, if we do not deliver advertisements in an effective manner or fail to develop effective advertising products, if they do not believe that their investment in advertising with us will generate a competitive return relative to other alternatives or if they are not satisfied for any other reason. This requires us to effectively leverage digital technology and data analytics to gain new commercial insights and develop targeted marketing and advertising initiatives to reach users. If we are unable to provide advertisers with a suitable return on investment, the demand for our advertisements may not increase, or may decline, which may impact our revenue and financial results. In addition, our ability to generate and maintain our advertising revenues depends on a number of factors, including the maintenance and enhancement of our brands, our platform, the scale, engagement and loyalty of our users and the market competition on advertising prices. We cannot assure you that we will be able to retain existing advertisers or attract new ones. If we are unable to retain and enhance our relationships with advertisers, our business, financial condition and results of operations could be adversely affected.

We intend to continue to diversify our monetization strategy and increase revenues from IP Adaptations, which may not be successful.

We currently generate a substantial majority of our revenues from Paid Content distribution. We also generate a portion of our revenues from online advertising. We plan to strengthen revenue contribution from our other monetization methods, such as monetizing content on our platform via adaptations into film, streaming series and other rich media formats. We currently have various business models for IP Adaptations, including licensing out the rights to adapt content created by certain creators to intellectual property adaptation partners (e.g., studios, publishers, financiers, distributors, producers and potential buyers), participating in the pre-production phase for such adaptations, co-producing or investing in production for such adaptations alongside intellectual property adaptation partners and directly funding the entire project for such adaptations. We are in the early stage of our adaptation business and have a limited track record of, or experience in, generating substantial revenues from such adaptations. If our adaptation initiative does not enhance our monetization ability or enable us to develop new approaches to monetization, we may not be able to substantially increase our revenues or recover any associated costs. In addition, we may in the future introduce new services to further diversify our revenue streams, including services with which we have little or no prior development or operating experience. If these new or enhanced services fail to engage users, customers or content partners, we may fail to attract or retain users or to generate sufficient revenues to justify our investments and our business and operating results may suffer as a result.

Moreover, we may fail to effectively identify and develop popular content on our platform with adaptation potential, properly maintain our existing business relationship with our intellectual property adaptation partners in the future or develop new business relationships, our intellectual property adaptation partners may be less likely to source content from and develop business cooperation with us, the occurrence of which could adversely affect our business, financial condition and results of operations.

We intend to continue to expand our presence in existing and into new geographic markets and execute upon our growth initiatives, and our international expansion efforts may not be successful.

In recent years, we have grown, and we intend to continue to grow, our business by expanding our presence into new geographic markets. In seeking to expand our operations in geographic markets where we currently have a presence or to expand into new geographic markets where we currently do not have a presence, we expect, as we have in the past, to invest significant resources, incur expenses and face various challenges, including those related to compliance with market-specific laws or regulations, gaining acceptance of our platform, content and products from creators, users and third-party partners, some of whom may be less familiar with our company and our brands or have existing loyalty or relationships with competitors and their brands, the ability to monitor our platform in new and evolving markets and in different languages to confirm we maintain standards consistent with our brands and reputation and expanding our sales force and other personnel in those markets. We cannot predict with certainty the extent to which our platform, content and marketing efforts will be accepted or successful in any particular market, and it is possible that positive returns on our investments in a market will not be achieved for several years, or at all.

In addition, competition is likely to intensify in the new geographic markets where we plan to expand our presence. Local companies may have substantial competitive advantages because of their greater understanding of, and focus on, those local markets. Some of our competitors may also be able to develop and grow in certain geographic markets more quickly than we will. We may not be able to expand our presence in new geographic markets and attract creators or users in international markets and doing so will require considerable management attention and resources. International expansion is subject to the particular challenges of supporting a business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. If we are unable to offer our platform in certain countries, and successfully expand our presence into new geographic markets, our business, financial condition or results of operations could be adversely affected.

We face a variety of risks associated with conducting business around the world, and these risks will increase as we continue to expand our presence into new geographic markets.

We operate our platform in multiple geographies and are subject to risks and challenges associated with an international business. While we intend to continue to expand internationally, and this expansion is an important element of our future business strategy, there is no guarantee that our international expansion efforts will be successful. Expanding our presence into new geographic markets and having creators and users globally is accompanied by certain financial, economic and political risks, including:

•
local and regional economic environments and policies in the markets we serve, including interest rates, monetary policy, inflation, economic growth, recession, commodity prices and currency controls or other limitations on the ability to expatriate cash;
•
currency devaluations in jurisdictions experiencing high inflation rates or significant currency exchange fluctuations;
•
compliance with local regulations and laws, including in some jurisdictions, local regulations related to privacy, data protection and cybersecurity, content monitoring, preclusion and removal of online entertainment platforms, particularly as these rules apply to interactions with children;
•
lack of well-established, reliable or impartial legal systems in certain countries in which we operate and difficulties in enforcing contractual, intellectual property or other rights;
•
labor market disruptions or increase in labor costs in individual countries or regions;

•
foreign ownership and investment restrictions and potential nationalization or expropriation of our foreign assets;
•
sovereign risk related to a default by, or deterioration in, the creditworthiness of local governments, particularly in emerging markets;
•
political or social upheavals, economic instability, repression or human rights issues; and
•
other geopolitical events, including natural disasters, disruptions to markets due to war, armed conflict, terrorism, epidemics or pandemics and actions taken in response to these events, including increased trade controls, sanctions and other restrictive measures.

Any of the foregoing risks could have a significant impact on our ability to offer our platform in new geographic markets, could harm our ability to generate revenue internationally and, consequently, adversely affect our business, financial condition and results of operations. In addition, these risks will increase as we continue to expand our presence into new geographic markets.

Our future growth depends on our ability to continue innovating our platform to offer attractive features and safe and civil experiences for our creators and users.

We research, develop and continue to innovate our platform to incorporate additional features, improve functionality or other enhancements and prioritize user safety and security in order to meet the rapidly evolving demands of our creators and users. Maintaining adequate research and development resources, such as the appropriate personnel and development technology, to meet the demands of the market is essential. Developments and innovations on our platform may rely on new or evolving technologies which are still in development or may never be fully developed. If we fail to anticipate creators’ and users’ needs, the quality of the content created on our platform may not attract users to engage with our experiences and result in a decline of users on our platform. When we develop new or enhanced features for our platform, we typically incur expenses and expend resources upfront to develop, market, promote and sell new features. Therefore, when we develop and introduce new or enhanced features, they must achieve high levels of creator and user acceptance in order to justify the investment in developing and bringing them to market. Further, we have made and may in the future make changes to our platform or have added and may in the future add features that our users or creators do not like or find useful. Such changes and new features may be difficult to remove from the platform and expensive to maintain.

New features or enhancements and changes to the existing features of our platform could fail to attain sufficient market acceptance for many reasons, including:

•
failure to predict market demand accurately in terms of functionality and to supply features that meet this demand in a timely fashion;
•
defects, bugs, errors or failures;
•
negative publicity about performance or effectiveness;
•
delays in releasing new features or enhancements on our platform; and
•
introduction or anticipated introduction of competing products by competitors.

The failure to obtain market acceptance could adversely affect our brands, business, financial condition and results of operations.

We depend on effectively operating with mobile operating systems, hardware, technologies, products, standards and networks that we do not control, and changes to any of these or our platform could adversely affect our user retention, growth, engagement and monetization.

Because we depend on effectively operating with mobile operating systems, hardware, technologies, products, standards and networks, our application must remain interoperable with these and other popular mobile app stores and platforms and related hardware. Further, we are subject to the standard policies and terms of service of these operating systems, as well as policies and terms of service of the various application stores that make our application and experiences available to our creators and users. These policies and terms of service govern the availability, promotion, distribution, content and operation generally of applications and experiences on such operating systems and stores. Each provider of these operating systems and stores has broad discretion to change and interpret its terms of service and policies with respect to our platform, and those changes may be unfavorable to us and our creators’ and users’ use of our platform. If we were to violate, or an operating system provider or application store believes that we have violated, its terms of service or policies, that operating system provider or application store could limit or discontinue our access to its operating system or store. In some cases, these requirements may not be clear or our interpretation of the requirements may not align with the interpretation of the operating system provider or application store, which could lead to inconsistent enforcement of these terms of service or policies against us and could also result in the operating system provider or application store limiting or discontinuing access to its operating system or store. Any limitation on or discontinuation of our access to any third-party platform or application store could adversely affect our business, financial condition or results of operations. We may not successfully cultivate relationships with key industry participants or develop products that operate effectively with these technologies, systems, networks, regulations or standards. If it becomes more difficult for our users to access and engage with our platform on their mobile devices, if our users choose not to access or use our platform application on their mobile devices or if our users choose to use mobile products that do not offer access to our platform, our business and user retention, growth and engagement could be adversely affected.

The owners and operators of these mobile application platforms, primarily Apple and Google, each have approval authority over our platform’s deployment on their systems and offer consumers products that compete with ours. Additionally, mobile devices are manufactured by a wide array of companies. Those companies have no obligation to test the interoperability of new mobile devices with our platform application and may produce new products that are incompatible with or not optimal for our platform. We have no control over these operating systems, application stores or hardware and any changes to these systems or hardware that degrade our platform’s functionality, or give preferential treatment to competitive products, could adversely affect our platform usage on mobile devices. An operating system provider or application store could also limit or discontinue our access to its operating system or store if it establishes more favorable relationships with one or more of our competitors, launches a competing product itself, or it otherwise determines that it is in its business interests to do so. Our competitors that control the operating systems and related hardware our application runs on could make interoperability of our platform with those mobile operating systems more difficult or display their competitive offerings more prominently than ours. Additionally, our competitors that control the standards for the application stores for their operating systems could make our platform application, or certain features of our platform, inaccessible for a potentially significant period of time. We plan to continue to introduce new technologies on our platform regularly and have experienced that it takes time to optimize such technologies to function with these operating systems, hardware and standards, impacting the popularity of our new technologies and features, and we expect this trend to continue.

Moreover, our platform requires high-bandwidth data capabilities. If the costs of data usage increase or access to cellular networks is limited, our user retention, growth and engagement could be adversely affected. Additionally, to deliver high-quality images and other content over mobile cellular networks, our platform must work well with a range of mobile technologies, systems, networks, regulations and standards that we do not control. In particular, any future changes to the iOS or Android operating systems or application stores may impact the accessibility, speed, functionality and other performance aspects of our platform, and may result in issues in the future from time to time. In addition, the proposal or adoption of any laws, regulations or initiatives that adversely affect the growth, popularity or use of the internet, including laws governing internet neutrality, could decrease the demand for our platform and increase our cost of doing business.

Restrictions on our ability to collect, use and otherwise process, data as desired could negatively impact our ability to leverage data about the content our creators create and how our users use our platform. This in turn could impact our resource planning and feature development planning for our platform. Similarly, at any time, these operating system providers or application stores can change their policies on how we operate on their operating system or in their application stores by, for example, applying content moderation for applications and advertising or imposing technical or code requirements. Actions by operating system providers or application stores such as the Apple App Store and the Google Play Store may affect the manner in which we collect, process and use data from end-user devices. Accordingly, future changes implemented by Apple or Google could adversely impact our revenue. In addition, these operating systems and application stores could change their business models and could, for example, increase application store fees, which could have an adverse impact on our business. There have been litigation and governmental inquiries over application store fees, and Apple or Google could modify their platform in response to litigation, investigations and inquiries in a manner that may adversely affect us.

We have a history of net losses, and we anticipate increasing expenses in the future, and we may not achieve or maintain profitability.

You should consider our business and prospects in light of the risks, expenses and difficulties encountered by companies in their early stage of development. We have incurred net losses from our inception until we generated net income in the three months ended March 31, 2024. Given the Company's significant costs and expenses, including user acquisition costs associated with our business plan, we may not achieve or maintain profitability in the full fiscal year 2024 or future periods. If our user growth does not increase to offset these anticipated increases in our operating expenses, our business, financial condition or results of operations could be adversely affected, and we may not be able to achieve or maintain profitability. These efforts may be more costly than we expect and may not result in increased revenue or growth of our business. In addition to the expected costs to grow our business, we also expect to incur significant additional legal, accounting and other expenses as a newly public company. If we fail to increase our revenue to sufficiently offset the increases in our operating expenses, we will not be able to achieve or maintain profitability in the future.

If we fail to control our content-related costs, the expenses we incur may exceed the increase in revenues.

High-quality and engaging content is the core driver and foundation of our platform. Content creation related costs, including payouts to creators, have historically accounted for a substantial portion of our cost of sales. We generally enter into revenue-sharing arrangements with certain of our creators pursuant to which we pay an upfront amount to obtain certain intellectual property and adaptation rights and we share revenue with them based on sales and other forms of monetization of the content they create. Due to the improving monetization prospects of engaging content, there is increasing competition for popular content. We expect our content-related costs to increase on an absolute basis as we expand our content library, and if we are unable to control our content-related costs, our business, financial condition or results of operations could be adversely affected.

The future success of our business relies heavily on our sales and marketing efforts, and if we fail to maintain sales and marketing efficiency, the marketing expenses we incur as we grow may exceed the increase in revenues.

We acquire users through both organic means and paid marketing strategies. We may be required to spend substantial resources on sales and marketing efforts to defend, maintain or improve our reputation or our brands or to successfully enter new markets, expand in existing markets or introduce new features on our platform. Our business, financial condition or results of operations could be adversely affected if we are unable to maintain and promote a favorable perception of our platform and brands on a cost-effective basis or if our marketing initiatives or promotional activities do not convey the desired message for our platform or its ability to attract creators and users. We expect our marketing expenses to increase in the future, particularly as we adapt to new and evolving media platforms and communication channels or enter new geographic markets. Our competitors could spend more resources on marketing efforts, use more efficient and effective marketing initiatives than we do or secure more effective endorsements from key opinion leaders or influencers, any of which may provide our competitors with a competitive advantage. If we are unable to continue to enhance and refine our marketing strategies, including if we fail to identify potential technologies to enhance our marketing and advertising capabilities, we may not be able to acquire sufficient users visiting our platform to sustain our growth. If we are unable to recover our marketing expenses through increased user traffic or increased revenue, we may not be able to generate a meaningful yield on our marketing efforts, which could have a material adverse effect on our growth, results of operations and financial condition. Furthermore, if claims that are made as part of our advertising or promotional activities, whether they are made by us or by social media influencers or other endorsers with whom we have relationships, become subject to legal or regulatory proceedings, it could damage our reputation or brands, cause us to alter our marketing initiatives in ways that could adversely affect our revenues or result in the imposition of significant damages or other penalties against us.

Future acquisitions of, or investments in, other companies, technologies or specialized employees could require significant management attention, disrupt our business and adversely affect our results of operations.

As part of our business strategy, we have made and intend to make acquisitions and investments to add complementary companies, features, technologies and highly skilled employees. In the future, we may not be able to find suitable acquisition or investment candidates, and we may not be able to complete acquisitions or investments on favorable terms, if at all. Pursuing acquisition targets, signing and closing acquisitions and investment transactions and integrating acquired businesses, brands, assets and technologies into our ongoing operations involve numerous potential risks that could adversely affect our business, financial condition or results of operations, including:

•
diverting management’s attention from other business priorities;
•
receiving necessary consents, clearances and approvals in connection with a transaction, including under antitrust and competition laws, which could delay or prevent the completion of a transaction or otherwise restrict our ability to realize the expected financial or strategic goals of a transaction;
•
successfully integrating the operations, technologies, services, products, systems and features of the acquired businesses, brands or assets in an effective, timely and cost-efficient manner;
•
to the extent applicable, integrating operations across different cultures and languages and addressing the particular economic, currency, political and regulatory risks associated with specific countries;
•
realizing the full extent of the expected benefits or synergies as a result of a transaction, within the anticipated time frame or at all;
•
successfully operating new lines of business, services, products or geographic markets;
•
achieving distribution expansion related to services, products, categories and geographic markets;
•
retaining key creators, users, employees, partners and suppliers of the acquired business;

•
conforming standards, controls, procedures and policies of the acquired business with our own;
•
developing and launching products and services with acquired technologies; and
•
other unanticipated problems or liabilities.

Moreover, our acquisitions could result in substantial exposure to contingent liabilities, such as litigation, indemnification claims and earn-out obligations. The occurrence of these or other costs of acquisitions, such as incurrence of substantial additional debt or transaction costs or impairment of goodwill or other intangible assets, could adversely affect our business, financial condition or results of operations.

Our future success depends on the continuing efforts of our founder and senior management and our ability to attract and retain highly skilled employees and key personnel.

We depend on the continued services and performance of our founder, Junkoo Kim and members of our senior management team. Junkoo Kim has been responsible for our strategic vision, and should he stop working for us for any reason, it is unlikely that we would be able to immediately find a suitable replacement. We do not maintain key man life insurance for Junkoo Kim, and do not believe any amount of key man insurance would allow us to recover from the harm to our business if Junkoo Kim were to leave the Company for any reason. Similarly, members of our senior management team are highly sought after, and others may attempt to encourage these individuals to leave the Company. The loss of one or more of the members of the senior management team for any reason, or the inability to attract new or replacement members of our senior management team in the future, could disrupt our operations, create uncertainty among investors, adversely impact employee retention and morale and adversely affect our business.

Our business also depends on our ability to attract and retain highly skilled employees and key personnel representing diverse backgrounds, experiences and skill sets. The market for talented employees and key personnel in our industry is extremely competitive, and our ability to compete depends on our ability to hire, develop and motivate highly skilled employees and key personnel in all areas of our business and in all geographic markets in which we operate, particularly as we continue to expand globally. Maintaining our brands, our reputation and a diverse, equitable and inclusive work environment enables us to attract top talent. Furthermore, our ability to attract and retain talent has been, and may continue to be, impacted to varying degrees by challenges in the labor market that emerge from time to time, such as wage inflation, labor shortages and changes in immigration laws and government policies. If we are less successful in our hiring efforts, or, if we cannot retain highly skilled employees and key personnel, then our business, financial condition or results of operations could be adversely affected.

We are dependent on NAVER to carry out our activities, and we may not be able to find suitable replacements if our services agreements with NAVER are terminated.

We have historically operated as a subsidiary of NAVER and relied on NAVER for certain functions to operate our business. Although we have established and intend to expand our own corporate functions, including facilities, insurance, logistics, quality, compliance, finance, human resources, benefits administration, information technology, legal, corporate strategy, corporate governance, other professional services and general commercial support functions, we still rely, and expect to continue to rely, on NAVER for certain functions. Additionally, we may rely on certain intellectual property owned by NAVER to operate our business and may rely on implied licenses, rather than formal written license agreements, from NAVER with respect to our use of such intellectual property. Pursuant to certain services agreements, subsidiaries of NAVER provide us with certain administrative services, including services relating to infrastructure, information technology and systems, accounting and financial services, human resources and marketing, office facilities, administrative personal and other services. We also have certain service agreements with LINE Corporation (now succeeded by LY Corporation) and its subsidiaries pursuant to which LINE Corporation and its subsidiaries have provided certain services to us, including, but not limited to, intellectual property licensing, information technology services, human resources services and marketing partnership. We expect to continue to rely on NAVER for the functions and services covered by the services agreements in the future. If our relationship with NAVER or LY Corporation deteriorates, it could impact the services they provide to us. Also, the services that NAVER or LY Corporation provides to us may be disrupted or otherwise adversely impacted by disruptions in their business, which is subject to economic, financial, operational, regulatory, litigation, intellectual property, cybersecurity or other risks. If some or all of the services agreements with NAVER, LY Corporation or their respective subsidiaries are terminated, including, in certain cases, without cause by NAVER, LY Corporation or their respective subsidiaries, we may not be able to bring the services and functions covered thereby in-house and, even if we are able to do so, we may need to continue to rely on third parties for all or part of these functions. Reliance on a third party may result in significant expenses and operational issues over which we will not have direct control.

Certain of our executive officers and directors may have actual or potential conflicts of interest because of their equity interest in NAVER. Also, certain of NAVER’s current executive officers are our directors, which may create conflicts of interest or the appearance of conflicts of interest.

Because of their current or former positions with NAVER, certain of our executive officers and directors own equity interests in NAVER. Continuing ownership of shares of NAVER common stock and equity awards could create, or appear to create, actual or potential conflicts of interest if we and NAVER face decisions that could have implications for both companies. In addition, certain of NAVER’s current executive officers are our directors, and this could create, or appear to create, actual or potential conflicts of interest when we and NAVER encounter opportunities or face decisions that could have implications for both companies or in connection with the allocation of such directors’ time between us and NAVER. These actual or potential conflicts of interest could arise, for example, over matters such as the desirability of changes in our business and operations, funding and capital matters, regulatory matters and matters arising with respect to various intercompany service agreements with NAVER and its subsidiaries.

Our amended and restated certificate of incorporation (the “Amended Charter”) addresses certain actual or potential conflicts of interest between us, on the one hand, and NAVER and its directors, officers or employees who are our directors, officers or employees, on the other hand. See “Risk Factors—Risks Related to Our Business, Industry and Operations—NAVER and LY Corporation are not limited in their ability to compete with us, and the corporate opportunity provisions in our Amended Charter may enable them to benefit from corporate opportunities that may otherwise be available to us.” By becoming our stockholder, you will be deemed to have notice of, and consented to, these provisions of our Amended Charter.

NAVER and LY Corporation are not limited in their ability to compete with us, and the corporate opportunity provisions in our Amended Charter may enable them to benefit from corporate opportunities that may otherwise be available to us.

NAVER and LY Corporation operate various internet services and may, from time to time, acquire and hold interests in businesses that compete, directly or indirectly, with us. NAVER and LY Corporation may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. Conflicts of interest could arise in the future between us, on the one hand, and NAVER or LY Corporation, on the other hand, concerning, among other things, potential competitive business activities or business opportunities. NAVER and LY Corporation and their respective affiliates and certain members of our board of directors who are not employees of the Company (the “Non-Employee Directors”) may engage and may continue to engage in the same or similar activities or related lines of business as those in which we, directly or indirectly, may engage and/or other business activities that overlap with or compete with those in which we, directly or indirectly, may engage.

Our Amended Charter provides that the doctrine of “corporate opportunity” does not apply with respect to (i) certain directors, principals, officers, employees and/or representatives of NAVER and LY Corporation and their respective affiliates and (ii) Non-Employee Directors and their respective affiliates (collectively, the “Identified Persons” and, individually, the “Identified Person”). The doctrine of corporate opportunity generally provides that a corporate fiduciary may not develop an opportunity using corporate resources or information obtained in their corporate capacity for their personal advantage, acquire an interest adverse to that of the corporation or acquire property that is reasonably incident to the present or prospective business of the corporation or in which the corporation has a present or expectancy interest, unless that opportunity is first presented to the corporation and the corporation chooses not to pursue that opportunity. The doctrine of corporate opportunity is intended to preclude officers, directors or other fiduciaries from personally benefiting from opportunities that belong to the corporation. Our Amended Charter provides that, to the fullest extent permitted by law, we renounce any interest or expectancy that we would otherwise be entitled to have in, and any right to be offered an opportunity to participate in, any business opportunity that from time to time may be presented to or acquired, created, developed, or that otherwise may come into the possession of the Identified Persons and any of their respective affiliates, and us or any of our affiliates, including but not limited to opportunities with respect to the NAVER Group or the LY Group. None of the Identified Persons shall, to the fullest extent permitted by law, have any duty to refrain from directly or indirectly (i) engaging in the same or similar business activities or lines of business in which we or any of our affiliates now engages or proposes to engage or (ii) otherwise competing with us or any of our affiliates. In the event that any Identified Person acquires knowledge of a potential transaction or other business opportunity that may be a corporate opportunity for itself, herself or himself and us or any of our Affiliates, such Identified Person shall, to the fullest extent permitted by law, have no duty to communicate or offer such transaction or other business opportunity to us or any of our affiliates.

As a result, any Identified Person is not prohibited from operating or investing in competing businesses. We therefore may find ourselves in competition with such person, and we may not have knowledge of, or be able to pursue, transactions that could potentially be beneficial to us. Accordingly, we may lose a corporate opportunity or suffer competitive harm, which could negatively impact our business or prospects.

Our reliance on third parties in many aspects of our business exposes us to additional risks.

We rely on relationships with third parties in many aspects of our business, which exposes us to additional risks. For instance, we rely on certain local creators or popular technology platforms, such as our partnerships with Discord, Patreon and DC

Comics, to drive user acquisitions, especially in new markets. Such local creators or popular technology platforms may limit or discontinue the access of potential users to our platform if they establish more favorable relationships with one or more of our competitors or they determine that we are a competitor. Any limitation on or discontinuation of access of potential users to our platform could significantly reduce our ability to acquire users, decrease the size of the user base we could convert into paying users or decrease the revenues we derive from paying users or advertisers, each of which would materially and adversely affect our business, financial condition and results of operations. We also rely on third-party intellectual property adaptation partners (e.g., studios, publishers, financiers, distributors, producers and potential buyers) for the adaptation or production of our content. We may not have sufficient control over the adaptation process and quality of the adaptation of content on our platform produced, on an outsourced basis, by our intellectual property adaptation partners, and we may be negatively affected by the activities or the lack of financial soundness of our intellectual property adaptation partners.

In addition, we rely on distributed computing infrastructure platforms and distribution channels to facilitate purchases of Coins. Our business will suffer if we are unable to maintain a good relationship with these distribution channels or develop relationships with new and emerging channels, if their terms and conditions or fee structure changes to our detriment, if we violate, or if a channel believes that we have violated, their terms and conditions or if any of these distribution channels loses market share or falls out of favor or is unavailable for a prolonged period of time. Furthermore, failure of these third parties to meet their obligations to us or substantial disruptions in our relationships with these third parties could adversely affect our business, financial condition or results of operations. See “Risk Factors—Risks Related to Our Business, Industry and Operations—If we, or our service providers, experience outages, constraints, disruptions or degradations in service, platform support or technological infrastructure, our ability to provide reliable services to our users and maintain the performance of our platform could be negatively impacted.” Managing these relationships inherently involves a lesser degree of control over business operations and compliance matters, thereby potentially increasing our reputational, legal, financial and operational risk. If our third-party partners fail to comply with applicable laws, regulations, quality standards or other obligations, norms or standards, our reputation or brands could be damaged, and we could be exposed to litigation, investigations, enforcement actions, monetary liability and additional costs that could adversely affect our business, financial condition or results of operations. Moreover, some third-party partners are located outside the U.S., which exposes us to additional risks inherent to conducting business around the world. These risks will increase as we continue to expand our presence in new geographic markets. See “Risk Factors—Risks Related to Our Business, Industry and Operations—We face a variety of risks associated with conducting business around the world, and these risks will increase as we continue to expand our presence into new geographic markets.”

In particular, NAVER Cloud Platform (“NAVER Cloud”) and Amazon Web Services (“AWS”) provide a distributed computing infrastructure platform for business operations, or what is commonly referred to as a “cloud” computing service. We have architected our software and computer systems so as to utilize data processing, storage capabilities and other services provided by NAVER Cloud and AWS. Currently, we run a material portion of our computing on these cloud services. Pursuant to their standard terms, AWS can terminate their contracts with us at any time. Also, we may not be able to renew our contracts with NAVER Cloud on terms acceptable to us, or at all. Given this, along with the fact that we cannot easily switch our NAVER Cloud and AWS operations to another cloud provider, any disruption of or interference with our use of NAVER Cloud and AWS, whether temporary, regular, prolonged or permanent, could adversely affect our business and operations.

Moreover, we utilize distribution channels, such as Apple or Google, to receive cash proceeds from sales of our Coins through direct purchases on our platform. Any scheduled or unscheduled interruption in the ability of our users to transact with these distribution channels could adversely affect our payment collection and, in turn, our revenue and bookings. We do not directly process purchases of Coins on our platform, and, thus, any information about those purchases (e.g., debit and credit card numbers and expiration dates, personal information and billing addresses) is disclosed only to the third-party online platform and service providers facilitating Coins purchases by users. We do not have control over the security measures of those providers, and their security measures may not be adequate. We could be exposed to litigation and possible liability if our users’ personal information or other transaction information involving Coin purchases is compromised, which could harm our reputation and our ability to attract users and could adversely affect our business. We also rely on the stability of such distribution channels and their payment transmissions to ensure continued payment services are provided to our users. If any of these providers fail to process or ensure the security of users’ payments for any reason, our reputation may be damaged, we may lose our paying users and users may be discouraged from purchasing Coins in the future, which could adversely affect our business, financial condition and results of operations.

Problematic content on our platform could affect the overall quality of our content, which could harm our reputation and deter our current and potential users from using our platform.

We, like others in the industry, face risk of violations of our content guidelines on our platform, including sophisticated attempts by bad actors to publish objectionable and offensive content on our platform. Although we have required our users to post appropriate content pursuant to our content guidelines and have set up screening procedures, our screening procedures may fail to screen out all potentially problematic content uploaded by creators and, even if properly screened, a third party may still find the content posted on our platform objectionable and offensive and take action against us in connection with the posting or dissemination of such content. For example, in the past, we had to remove content on our platform that was considered racially discriminatory and subjected us to negative publicity. Failure to identify or prevent objectionable and offensive content on our platform could hurt our reputation or reduce use of our platform, and adversely affect our business, financial condition and results of operations. It may also subject us to litigation and regulatory actions, which could result in monetary penalties and damages and divert management’s time and attention.

If we, or our service providers, experience outages, constraints, disruptions or degradations in service, platform support or technological infrastructure, our ability to provide reliable services to our users and maintain the performance of our platform could be negatively impacted.

Our users expect fast, reliable and resilient systems to enhance their experience, which depends on the continuing operation and availability of our information technology systems from a global network of third-party data centers, including third-party “cloud” computing services. We also provide services to our creators through our platform, including with our content enablement technology toolkit. The technologies on our platform are complex software products, and maintaining the sophisticated internal and external technological infrastructure required to reliably deliver these experiences and technologies is expensive and complex. The reliable delivery and stability of our platform has been, and could in the future be, adversely impacted by outages, constraints, disruptions, failures, interruptions, delays or degradations in our network and related infrastructure or those of our partners or service providers. We have experienced outages from time to time since our inception, during which our platform was unavailable for all or some of our users and creators. Outages, constraints, disruptions, failures, interruptions, delays or degradations, to which our business may be subject, can be caused by a number of factors, including a move to a new technology, the demand on our platform exceeding the capabilities of our technological infrastructure, computer and telecommunication failures, delays or failures resulting from earthquakes, adverse weather conditions, other natural disasters, pandemics, power loss, terrorism, geopolitical conflict, other physical security threats, cyberattacks or other security incidents, or other catastrophic events, the migration of data among data centers and to third-party hosted environments and issues relating to our reliance on third-party software and third parties that host our platform. Global climate change could also result in natural disasters occurring more frequently or with more intense effects, which could cause business interruptions. The unavailability of our platform, particularly if outages should become more frequent or longer in duration, could cause our users to seek other entertainment options, including those provided by our competitors, which may adversely affect our financial results. We may also experience a negative impact to our financial results as a result of decreased usage on our platform or decrease of payouts to creators. We may not always have full redundancy for all of our systems and our disaster recovery planning may not be sufficient to address all aspects of any unanticipated consequence or incident or allow us to maintain business continuity at profitable levels or at all. Further, in the event of damage or service interruption, our business interruption insurance policies will not adequately compensate us for any losses that we may incur. We may be subject to increased energy and other costs to maintain the availability or performance of our products in connection with any such events. These factors in turn could further reduce our revenues, subject us to liability or otherwise adversely affect our business, financial condition or results of operations.

In addition to the events described above, the data centers may also be subject to local administrative actions, changes to legal or permitting requirements and litigation that could stop, limit or delay operations. Despite a reliability program focused on anticipating and solving issues that may impact the availability of our platform and precautions taken at the data centers, such as disaster recovery and business continuity arrangements, the occurrence of spikes in usage volume, the occurrence of a natural disaster, hacking event or act of terrorism, cyberattacks or other security incidents, a decision to close the facilities without adequate notice, or our inability to secure additional or replacement data center capacity as needed or other unanticipated problems at the data centers could result in interruptions or delays on our platform, impede our ability to scale our operations or have other adverse impacts upon our business and adversely impact our ability to serve our creators and users.

Our creators or users may suffer a variety of outages or disruptions in accessing our platform for a variety of reasons, including issues with their technology providers. If we or our partners or third-party service providers experience outages and our platform is unavailable or if our creators and users are unable to access our platform within a reasonable amount of time or at all, as a result of any such events, our reputation and brands may be harmed, creator and user engagement with our platform may be reduced and our revenue and profitability could be negatively impacted. Customer support personnel and technologies are also critical to resolve issues and to allow creators and users to realize the full benefits that our platform provides. High-quality support is important for the retention of our existing creators and users and to encourage the expansion of their use of our platform. We must continue to invest in the infrastructure required to support our platform. If we do not help our creators and users quickly resolve issues and provide effective ongoing support, our ability to maintain and expand our platform to existing and new creators and users could suffer. In addition, if we do not make sufficient investments in servers, software or personnel in support of our infrastructure, and to scale effectively and accommodate increased demands placed on our infrastructure, the reliability of our underlying infrastructure will be harmed and our ability to provide a quality experience for our creators and users could be adversely affected. This would lead to a reduction in the number of creators and users on our platform, a reduction in our revenues and ability to compete and our reputation with existing or potential creators or users could suffer.

Our corporate culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the innovative approach, creativity and teamwork fostered by our culture and our business could be harmed.

We believe that a critical component of our success has been our culture. We have invested substantial time and resources in building out our team with an emphasis on shared values and a commitment to diversity and inclusion. As we continue to grow and develop the infrastructure associated with being a public company, we will need to expend significant efforts to maintain our culture among a larger number of employees dispersed in various geographic regions. Additionally, with some of our employees currently working remotely following the COVID-19 pandemic, it may be more difficult to maintain or enhance our culture. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our mission to build a leading story-based entertainment platform that engages and inspires creators and users globally.

Our user metrics and other estimates are subject to inherent challenges in measurement, and real or perceived inaccuracies in those metrics could adversely affect our business and reputation.

We regularly review metrics, such as our MAU, MPU, and ARPPU, to evaluate growth trends, analyze user demand, measure our performance, gauge transaction volume and make strategic decisions. We measure these metrics based on a combination of internal data gathered on our platform, which have not been validated by an independent third party, and data from third-party sources. Our internal data and the data from third-party sources have not necessarily been prepared on a consistent basis or with the same methodology and may therefore not necessarily be comparable. The methodologies used to measure these metrics require significant judgment and are susceptible to algorithm or other technical errors. In addition, we are continually seeking to improve the way we estimate our user base and demand, and such estimates may therefore change due to improvements or changes in our methodology. Our metrics and estimates may also differ from estimates published by third parties or from similarly titled metrics of our competitors due to differences in methodology or the assumptions on which we rely. If our estimates for these various metrics are inaccurate, then investors will have less confidence in our company and our prospects, which could cause the market price of our common stock to decline, and our reputation and brands could be harmed.

Further, while these metrics are based on what we believe to be reasonable estimates of our user base and demand for the applicable period of measurement, there are inherent challenges in measuring how our platform is used, and as a result, the metrics may overstate or understate, the number of MAU and ARPPU. For example, since users do not have to log into their accounts to access content on our platform (except Paid Content) and our system is not able to identify their identity without the user log-in information, our MAU may be inflated when the same user accesses our offerings from different devices or at different times without logging into his or her account. A single user may be counted as different users by our system if such user changes his or her geographic location. We continually seek to address technical issues in our ability to record our user data and improve our accuracy, but given the complexity of the systems involved, the rapidly changing nature of mobile devices and operating systems, how our platform manages identity and the way our users access our platform, we expect these issues to continue. Moreover, there are users who have multiple accounts, fake user accounts or fraudulent accounts created by bots to inflate user activity for a particular creator on our platform, thus making the creator’s content appear more popular than it really is. We cannot eliminate duplicate users that access our content through multiple devices, and as a result, may double-count users. We strive to detect and minimize fraud and unauthorized access to our platform, which practices are prohibited in our terms of service, and we implement measures to detect and suppress that behavior, but we may not be successful in doing so. In addition, some of our demographic data may be incomplete or inaccurate. For example, because users self-report their dates of birth, our age demographic data may differ from our users’ actual ages. If our users provide us with incorrect or incomplete information regarding their age or other attributes, then our estimates may prove inaccurate.

Errors or inaccuracies in our metrics or data could result in incorrect business decisions and inefficiencies. For instance, if a significant understatement or overstatement of active users were to occur, we may expend resources to implement unnecessary business measures or fail to take required actions to attract a sufficient number of users to satisfy our growth strategies. If our creators do not perceive our user, geographic or other demographic metrics to be accurate representations of our user base, or if we discover material inaccuracies in our user, geographic or other demographic metrics, our reputation may be harmed. Our creators and partners may also be less willing to allocate their budgets or resources to our platform, which could adversely affect our business.

We focus our business on our creators and users, and acting in their interests in the long term may conflict with the short-term expectations of analysts and investors.

A significant part of our business strategy and culture is to focus on long-term growth and creator and user experience over short-term financial results. We expect our expenses to continue to increase in the future as we broaden our creator and user community, as our library grows, as we continue to seek ways to increase payments to our creators and as we develop and further enhance our platform, expand our technical infrastructure and data centers and hire additional employees to support our expanding operations. As a result, in the near- and medium-term, we may continue to operate at a loss, or our near- and medium-term profitability may be lower than it would be if our strategy were to maximize near- and medium-term profitability. We expect to continue making significant expenditures to grow our platform and develop new features, integrations, capabilities and enhancements to our platform for the benefit of our creators and users. Such expenditures may not result in improved business results or profitability over the long term. If we are ultimately unable to achieve or improve profitability at the level or during the time frame anticipated by securities or industry analysts, investors and our stockholders, the trading price of our common stock may decline.

We may require additional capital to support our business in the future, and this capital might not be available on reasonable terms, if at all.

We intend to continue to make significant investments to support our business growth and may require additional funds to respond to business challenges, including the need for creators to develop engaging and immersive content, enhance our existing experiences, improve our operating infrastructure or acquire complementary businesses, personnel and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of our common stock. Any debt financing that we secure in the future could involve offering additional security interests and undertaking restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be impaired and our business, financial condition and results of operations could be adversely affected.

If the security of our platform is compromised, it could compromise our and our creators’ and users’ personal, sensitive, confidential and proprietary information, disrupt our internal operations and harm public perception of our platform, which could adversely affect our business and reputation.

We collect, store and otherwise process personal data and certain other sensitive and proprietary information in the operation of our business, including creator and user information, and other confidential data. While we have implemented measures designed to prevent unauthorized access to, or loss of, personal, sensitive, confidential or proprietary information, mobile malware, viruses, hacking, social engineering, spam and phishing attacks have occurred and may occur on our systems in the future. Cybersecurity risks have increased in recent years in part because of the proliferation of new technologies, including artificial intelligence, and the increased sophistication and activities of organized crime, hackers, terrorists, nation-states, state-sponsored actors and other external parties. Cybersecurity risks also may derive from fraud or malice on the part of our employees or third parties, or may result from human error, software bugs, server malfunctions, software or hardware failure or other technological failure. Because of the popularity of our platform, we may be an attractive target for these sorts of cyberattacks and other security incidents.

Further, the techniques used to obtain unauthorized access to, or to disrupt, systems or networks, are constantly evolving, may see their effectiveness enhanced by threat actors’ use of artificial intelligence and generally are not recognized until launched against a target. Consequently, we may be unable to anticipate these techniques, react in a timely manner or implement preventive measures, which could result in delays in our detection or remediation of, or other responses to, cyberattacks, security breaches and other security-related incidents. The wide availability of open-source software used in our solutions could also expose us to security vulnerabilities.

If any unauthorized access to our network, systems or data, including our sensitive and proprietary information, personal data from our users or creators, or other data, or any other security breach occurs, or is believed to have occurred, whether as a result of third-party action, employee negligence, error or malfeasance, defects, viruses, worms, malware, ransomware, denial of service attacks, credential stuffing, social engineering techniques, phishing or otherwise, our reputation, brands and competitive position could be damaged, our and our users’ and creators’ data and intellectual property could potentially be lost, disclosed, accessed or compromised, and we could be required to spend capital and other resources to alleviate problems caused by such actual or perceived breaches and remediate our systems, we could be exposed to a risk of loss, litigation, investigations or regulatory action and possible liability, and our ability to efficiently operate our business may be impaired. In the past, we have experienced cyberattacks and, if similar attacks occur and are successful, this could adversely affect our business or result in unfavorable publicity. For example, in July 2020, before Wattpad was acquired by NAVER in May 2021, Wattpad’s database was accessed by unauthorized, malicious actors and approximately 270 million personal records were affected. As a result, Wattpad has been subject to claims, including a class action claim, and in July 2023, received a notice of intent to impose a £985,000 fine from the United Kingdom Information Commissioner’s Office (the “ICO”). The ICO in December 2023 subsequently dismissed its claims against Wattpad regarding the incident and eliminated the fine. Additionally, we contract with certain third parties to store and process certain data for us, including our distribution channels, and these third parties face similar risks of actual and potential security breaches, which could present similar risks to our reputation, business, financial condition and results of operations. Our ability to monitor our third-party service providers’ data security is limited. Some of our third-party service providers may store or have access to our data and, despite such contractual provisions, may not have effective controls, processes or practices to protect our information from loss, unauthorized disclosure, unauthorized use or misappropriation or other cyberattacks or security incidents. A vulnerability in our third-party service providers’ software or systems, a failure of our third-party service providers’ safeguards, policies or procedures, or a cyberattack or other security incident affecting any of these third parties could harm our business.

The economic costs to us to reduce or alleviate cyber or other security problems such as spammers, errors, bugs, flaws, “cheating” programs, defects or corrupted data, could be significant and may be difficult to anticipate or measure. These issues may cause creators and users to use our platform less or stop using it altogether, and the costs could divert our attention and resources, any of which could result in claims, demands and legal liability to us, regulatory investigations and other proceedings, harm our reputation and brands, and otherwise adversely affect our business, financial condition or results of operations. There could also be regulatory fines imposed for certain data breaches that take place around the world. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, the “CCPA”), also allows for a private right of action for certain data breaches that relate to a specified set of personal information.

Although we maintain cyber, privacy and network security liability insurance, subject to applicable deductibles and policy limits, such coverage may not extend to all types of privacy, data protection and cybersecurity incidents, and it may be insufficient to cover all costs and expenses associated with such incidents. We cannot ensure that such insurance will continue to be available to us on commercially reasonable terms, or at all, or that our insurers will not deny coverage with respect to any particular incident.

We anticipate that our ongoing efforts related to privacy, data protection and cybersecurity, and content review will identify instances of misuse of user data or other undesirable activity by third parties on our platform.

In addition to our efforts to mitigate cybersecurity risks, we have made and are continuing to make investments in privacy, data protection, cybersecurity, safety and content review efforts to combat misuse of our services and user data by third parties, including investigations of individuals we have determined to have attempted to access user data without authorization. Our internal teams also continually monitor and address any unauthorized attempts to access data stored on servers that we own or control or data available to our third-party customer service providers. As a result of these efforts, we have discovered and announced, and anticipate that we will continue to discover and announce, additional incidents of misuse of, or unauthorized access of, user data or other undesirable activity by third parties. We have taken steps to protect the data that we have access to, but despite these efforts, our security measures or those of our third-party service providers could be insufficient or breached as a result of third-party action, malfeasance, employee errors, service provider errors, technological limitations, defects or vulnerabilities in our platform or otherwise. We may not discover all such incidents or activity or be able to respond to or otherwise address them, promptly or at all. Such incidents and activities have in the past, and may in the future, include the use of user data or our systems in a manner inconsistent with our terms, contracts or policies, the existence of false or undesirable user accounts, theft of Coins or other virtual items in valid user accounts, activities that threaten people’s safety on-or offline, or instances of spamming, scraping or spreading disinformation. We may also be unsuccessful in our efforts to enforce our policies or otherwise remediate any such incidents. Any of the foregoing developments, whether actual or perceived, may negatively affect user trust and engagement, harm our reputation and brands, require us to change our business practices in a manner adverse to our business and adversely affect our business and financial results. Any such developments may also subject us to future litigation and regulatory inquiries, investigations and proceedings, including from data protection authorities in countries where we offer services or have users, which could subject us to monetary penalties and damages, divert management’s time and attention and lead to enhanced regulatory oversight.

Our business is affected by seasonal demands, and our quarterly operations results fluctuate as a result.

We experience seasonality in monetization on our platform. Historically, we experienced higher levels of user engagement and monetization in the third quarter of the calendar year due primarily to increased use of our platform during the global vacation and holiday schedules of our users. In addition, many advertisers allocate the largest portion of their budgets to the fourth quarter of the calendar year to coincide with increased holiday purchasing. As we continue to diversify our sources of revenues, and in particular increase revenues from advertising, the seasonal impacts may be more pronounced in the future or different altogether.

Our results of operations, which are reported in U.S. dollars, are affected by fluctuations in currency exchange rates.

As we continue to expand our international operations, we become more exposed to the effects of fluctuations in currency exchange rates. Particularly, we are exposed to fluctuations in the exchange rates of KRW and JPY against USD, since (i) a majority of our revenue is generated within Korea and Japan, and (ii) several of our primary operating subsidiaries, including NAVER WEBTOON and eBIJ, are located in Korea and Japan, using their respective local currency as the functional currency. Financial statements of these non-USD-denominated businesses are translated from their local currencies into USD, using exchange rates at the balance sheet date for assets and liabilities, and average exchange rates in effect during the period for revenue and expenses. Consequently, a stronger USD against these local currencies has the effect of lowering the value of certain financial metrics with respect to these businesses in the consolidated financial statements, even if their value has not changed in their local currencies. We incur expenses for employee compensation and other operating expenses at our non-U.S. locations in local currency as well. As such, a weaker USD against these local currencies could result in the dollar equivalent of our expenses being higher, which may not be offset by additional revenue earned in the local currency. Such fluctuations in exchange rates could have a negative impact on our reported results of operations. To date, we have not engaged in any hedging strategies, and any such strategies, such as forward contracts, options and foreign exchange swaps related to transaction exposures that we may implement in the future to mitigate this risk may not eliminate our exposure to foreign exchange fluctuations. Moreover, the use of hedging instruments may introduce additional risks if we are unable to structure effective hedges with such instruments.

Increasing scrutiny and changing stakeholder expectations with respect to ESG and sustainability practices may impose additional costs or risks.

In recent years, companies across all industries are facing increasing scrutiny from stakeholders related to their ESG and sustainability practices. A number of advocacy groups, both domestically and internationally, have campaigned for governmental and private action to promote change at public companies related to ESG matters, including increasing attention and demands for action related to climate change, promoting the use of substitutes to fossil fuel products and encouraging the divestment of companies in the fossil fuel industry. Investor advocacy groups, proxy advisory firms, certain institutional investors and lenders, investment funds and other influential investors and rating agencies are also increasingly focused on ESG and sustainability practices and matters and on the implications and social cost of their investments and loans. We have established a long-term strategy intended to meet ESG-related objectives, which currently includes certain sustainability targets. However, we cannot guarantee that this long-term strategy will meet our ESG-related objectives. Such initiatives are voluntary, not binding on our business or management and subject to change. We may determine in our discretion that it is not feasible or practical to implement or complete certain of our ESG-related initiatives, or to meet previously set goals and targets based on cost, timing or other considerations. If we do not adapt to or comply with investor or other stakeholder expectations and standards on ESG matters (or meet ESG-related goals and targets that we have set), as they continue to evolve, if we are perceived to have not responded appropriately or quickly enough to growing concern for ESG and sustainability issues, regardless of whether there is a regulatory or legal requirement to do so, or if estimates, assumptions and/or third-party information we currently believe to be reasonable are subsequently considered erroneous or misinterpreted, we may suffer from reputational damage and our business, financial condition and/or stock price could be materially and adversely affected.

Further, our operations, projects and growth opportunities require us to have strong relationships with various key stakeholders, including our stockholders, employees, suppliers, customers, local communities and others. We may face pressures from stakeholders, many of whom are increasingly focused on climate change, to prioritize sustainable energy practices, reduce our carbon footprint and promote sustainability while at the same time remaining a successfully operating public company. If we do not successfully manage expectations across these varied stakeholder interests, it could erode our stakeholder trust and thereby affect our brands and reputation. Such erosion of confidence could negatively impact our business through decreased demand and growth opportunities, increased legal action and regulatory oversight, adverse press coverage and other adverse public statements, difficulty hiring and retaining top talent, difficulty obtaining necessary approvals and permits from governments and regulatory agencies on a timely basis and on acceptable terms and difficulty securing investors and access to capital. The occurrence of any of the foregoing could have a material adverse effect on our business and financial condition. In addition, we expect there will likely be increasing levels of regulation, disclosure-related and otherwise, with respect to ESG matters, which will likely lead to increased compliance costs as well as scrutiny that could heighten all of the risks identified in this risk factor. Such ESG matters may also impact our suppliers or customers, which could augment existing or cause additional impacts to our business or operations.

Our business and reputation may be harmed by changes in business, economic or political conditions that impact global markets, or by a systemic market event.

Concerns over global economic or market conditions, a recession or economic slowdown, geopolitical issues, including continued hostilities in Europe and the Middle East, the impacts of the COVID-19 pandemic, the availability and cost of credit and slowing economic growth have contributed to general economic uncertainty and diminished expectations for the global economy. Additionally, acts of protest and civil unrest have caused economic and political disruption in the U.S., and the occurrence or threat of terrorist attacks in the U.S. or other countries could adversely affect the economies of the U.S. and other countries. A deterioration in global economic or market conditions could adversely affect our business, financial condition or results of operations. Further, inflation has been an ongoing concern in the U.S. since 2021. Ongoing inflationary pressures have resulted in and may result in additional increases to the costs of goods, services and personnel, which in turn could cause our capital expenditures and operating costs to rise. For instance, as inflation increases, our costs related to web-comic production and software infrastructure maintenance may rise. Sustained levels of high inflation caused the U.S. Federal Reserve and other central banks to increase interest rates multiple times in 2022 and 2023 in an effort to curb inflationary pressure on the costs of goods and services, which could have the effects of raising the cost of capital and depressing economic growth, either of which (or the combination thereof) could hurt the financial and operating results of our business. To the extent elevated inflation remains, we may experience further cost increases for our operations.

Risks Related to Government Regulations and Legal Proceedings

We are, and could become, subject to significant legal proceedings and regulatory investigations that may result in significant expenses, fines and reputational damage.

In the ordinary course of business, we may be subject to a wide variety of claims, lawsuits and regulatory and governmental investigations involving various issues such as intellectual property, commercial contracts, data privacy, cybersecurity, product liability, employment, class action, whistleblower and other litigation claims and governmental and other regulatory investigations and proceedings. These claims and lawsuits may result in significant expenses, fines and reputational damage. Litigation can be expensive and disruptive, regardless of the merit of the underlying claims. Some of these matters may involve parties seeking large or indeterminate amounts, including punitive or exemplary damages, and may remain unresolved for several years. It is not feasible to predict the ultimate outcome of a legal proceeding, and our assessment of a proceeding, including any accruals taken in connection therewith, may not be consistent with the ultimate outcome of the legal proceeding. We could, from time to time in the future, be required to pay significant amounts as a result of settlement or judgments in legal proceedings, potentially in excess of accruals, including proceedings where we could be held jointly and severally liable among other defendants. Also, we may directly or indirectly be adversely affected by claims, lawsuits and regulatory and governmental investigations and proceedings involving NAVER or LY Corporation given our relationship with NAVER and LY Corporation. In addition, our current estimates of the potential impact of legal proceedings on our reputation, business, financial condition or results of operations could change from time to time in the future. The resolution of, or increase in accruals for, a legal proceeding in a particular reporting period could adversely affect our financial condition, results of operations or cash flows for that period.

The success of our growth strategy depends on our ability to provide a safe online environment for children.

We have made significant efforts to provide a safe and enjoyable experience for users of all ages. We invest significant technical and human resources to prevent inappropriate content from being published on our platform. Notwithstanding our efforts, from time to time, inappropriate content is uploaded onto our platform and viewed by others prior to being identified and removed by us. This content could cause harm to our audience and to our reputation of providing a safe environment for children to play online. If we are unable to prevent or are perceived as not being able to sufficiently prevent, inappropriate content from appearing on our platform, parents of children will lose their trust in the safety of our platform, which would harm our overall acceptance by these audiences and would likely result in reduced revenue, a smaller user base and, ultimately, damage to our ability to continue to successfully operate our platform.

In addition to generally blocking inappropriate content, we have statutory obligations under U.S. federal law to block or remove child pornography and report offenses to the National Center for Missing and Exploited Children, or NCMEC. Notwithstanding our efforts, from time to time, sexual content involving cartoon characters that appear to be children are uploaded to our platform and viewed by others prior to being removed by us, and any future noncompliance by us or allegations of noncompliance by us with respect to U.S. federal laws on child pornography or the sexual exploitation of children could harm our reputation, create criminal liability and could be costly and time consuming to address or defend. We may also be subject to additional criminal liability related to child pornography or child sexual exploitation under other domestic and international laws and regulations.

The privacy of children’s personal information collected online is also becoming increasingly scrutinized both in the U.S. and internationally. For example, the United Kingdom’s Age Appropriate Design Code (“AADC”) and incoming Online Safety Bill, focuses on online safety and protection of children’s privacy online. A similar law, California’s Age-Appropriate Design Code Act (“CAADCA”), was signed into law in California and went into effect on July 1, 2024. The CAADCA implements into law certain principles taken from the AADC, among other things, and imposes substantial new obligations upon companies. Passage of the CAADCA and similar laws may further complicate compliance efforts and may increase legal risk and compliance costs for us and our third-party partners. In the U.S., we may have obligations on the federal level under the Children’s Online Privacy Protection Act (“COPPA”). Despite our efforts, no assurances can be given that the measures we have taken to address COPPA requirements will be sufficient to completely avoid allegations of COPPA violations, any of which could expose us to significant liability, penalties, reputational harm and loss of revenue, among other things. Additionally, new laws and regulations are being considered in various jurisdictions to require the monitoring of user content or the verification of users’ identities and age and may restrict our ability to collect, use and otherwise process information, including personal information, about minors which may also result in limitations on our advertising services or our ability to offer products and services to minors in certain jurisdictions.

We are subject to complex and evolving federal, state and international laws, regulations, rules, standards and contractual obligations regarding privacy, data protection and cybersecurity, which could result in investigations, claims, changes to our business practices, increased cost of operations and declines in user growth, retention or engagement, any of which could adversely affect our business.

We are subject to a variety of laws, regulations, rules, standards and contractual obligations in the U.S. and other countries that involve matters central to our business, including privacy, data protection and cybersecurity, including with respect to minors. The regulatory frameworks for privacy, data protection, cybersecurity and data transfers worldwide are rapidly evolving and are likely to remain uncertain for the foreseeable future. Certain privacy, data protection and cybersecurity laws and regulations have placed and will continue to place privacy, data protection and cybersecurity obligations and restrictions on organizations such as ours and may require us to continue to change our policies and procedures. Our approach with respect to such laws and regulations may be subject to further evaluation and change, our compliance measures may not be fully adequate and may require modification, we may expend significant time and cost in developing and maintaining a privacy governance program, data transfer or localization mechanisms, or other processes or measures to comply with such laws and regulations, and we may potentially face claims, litigation, investigations or other proceedings or liability regarding such laws and regulations and may incur liabilities, expenses, costs and other operational losses under such laws and regulations and any measures we take to comply with them, and result in changes to our business practices, increased cost of operations and declines in user growth, retention or engagement, any of which could adversely affect our business. Some countries also are considering or have passed legislation requiring local storage and processing of data, or similar requirements, which could increase the cost and complexity of operating our products and services and other aspects of our business.

It is possible that the obligations imposed on us by applicable privacy, data protection and cybersecurity laws and regulations, or industry codes of conduct or other actual or asserted obligations relating to privacy, data protection or cybersecurity, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices in other jurisdictions. Significant fines and penalties may be imposed in connection with any violations of privacy, data protection or cybersecurity laws, regulations, rules, industry standards and other obligations depending on the severity of such violation, including recurring fines applicable for each violation. In addition, we may be subject to lawsuits, civil liability, sanctions, regulatory or government investigations, increased cost of operations and restrictions on our business practices. Additionally, due to the nature of our service, we are unable to maintain complete control over data security or the implementation of measures that reduce the risk of a cyberattack or other security incident. For example, our customers may accidentally disclose their passwords or store them on a mobile device that is “SIM swapped,” lost or stolen, creating the perception that our systems are not secured against third-party access. Any failure or perceived failure by us to comply with our privacy policies, our obligations to users or other third parties relating to privacy, data protection or cybersecurity or our other policies or obligations relating to privacy, data protection or cybersecurity or any actual or perceived compromise of security, including any such compromise that results in the unauthorized release, transfer or other processing of personal information or other user or creator data, may result in governmental investigations and enforcement actions, litigation, claims or public statements against us by consumer advocacy groups or others and could cause our creators and users to lose trust in us, any or all of which could have an adverse effect on our business, financial condition or results of operations.

We make public statements about our use and disclosure of personal information through our privacy policies, information on our website and press statements. Although we endeavor to comply with our public statements and documentation, we may at times fail to do so or be alleged to have failed to do so. The publication of our privacy policies and other statements that provide promises and assurances about privacy, data protection and cybersecurity can subject us to potential government or legal action if they are found to be deceptive, unfair or misrepresentative of our actual practices. Any concerns about our privacy, data protection and cybersecurity practices, even if unfounded, could damage our reputation and adversely affect our business.

Governmental agencies may restrict access to our platform, mobile applications, website or the internet generally, which could lead to the loss or slower growth of our creators or users.

Our future success will depend in part on market acceptance and widespread adoption across demographics and geographies of our platform over other interactive entertainment offerings. The widespread availability of content generated by our creators on our platform is a new development, and the regulatory framework for broad dissemination of this content is new and evolving. We provide our creators with the ability to publish their content throughout the world, and each country is developing regulations and policies to regulate this new space, including with respect to privacy, data protection and cybersecurity, intellectual property, child protection, consumer protection, ratings and taxes. If we are unable to allow creators to comply with potentially conflicting regulations throughout the world, our ability to execute on our business model would be severely impacted, and our ability to grow our business could be harmed. Changes to these laws, regulations, rules, standards or obligations could require us to change our business strategy, take on more onerous obligations and impact the functionality of our platform. If we are obligated to fundamentally change our business activities and practices or modify our platform, we may be unable to make these required changes and modifications in a commercially reasonable manner, or at all, and our ability to further develop and enhance our platform may be limited. The costs of compliance with, and other burdens imposed by, these laws, regulations, rules, standards and obligations, or any inability to adequately address these, may limit the use of our platform or reduce overall demand for our platform, which could adversely affect our business, financial condition or results of operations.

In addition, governmental agencies in any of the countries in which we, our users or creators are located could block access to or require a license for our platform, our website, our application stores or the internet generally for a number of reasons, including privacy, data protection, cybersecurity, confidentiality or regulatory concerns which may include, among other things, governmental restrictions on certain content in a particular country and a requirement that user information be stored on servers in a country within which we operate. Governmental agencies could issue fines or penalties if there are instances where we are found not to have been in compliance with regulations in any of these areas. Users generally need to access the internet, including in geographically diverse areas, and also mobile platforms such as the Apple App Store and the Google Play Store, to access our content on our platform. If governmental or other entities block, limit or otherwise restrict creators and users from accessing our platform, or users from engaging with content on our platform, our business could be negatively impacted, we could be subject to additional fines and penalties, our creators and users could decline or grow more slowly and our business, financial condition or results of operations could be adversely affected.

In the EEA and United Kingdom, we are subject to the GDPR and UK GDPR, which impose stringent privacy, data protection and cybersecurity requirements on our business and could expose our business to considerable fines, penalties and other liabilities for noncompliance.

In the EEA, the GDPR imposes stringent privacy, data protection and cybersecurity requirements and carries considerable penalties for noncompliance, including fines up to €20 million or 4% of annual global revenues of the previous year, whichever is greater. Such fines would be in addition to (i) the rights of individuals to sue for damages in respect of any data privacy breach which causes them to suffer harm, (ii) the right of individual member states to impose additional sanctions over and above the administrative fines specified in the GDPR and (iii) the ability of supervisory authorities to impose orders requiring companies to modify their practices. If we are found not to be compliant with the GDPR or similar requirements, we may be subject to significant fines and the risk of civil litigation. Further, even the perception of such noncompliance may result in reputational damage and our business may be materially harmed.

Brexit has led to changes with regard to the regulation of privacy, data protection and cybersecurity in the United Kingdom. The United Kingdom maintains the Data Protection Act of 2018 and the United Kingdom General Data Protection Regulation (collectively, the “UK GDPR”), which together implement and complement the GDPR and provide for penalties for noncompliance of up to the greater of £17.5 million or four percent of worldwide revenues. The UK GDPR currently imposes the same obligations as the GDPR in most material respects, but we cannot fully predict how the Data Protection Act, the UK GDPR and other United Kingdom data protection laws or regulations may develop in the medium to longer term, nor the effects of divergent laws and guidance regarding how personal data will be regulated. We continue to monitor and review the impact of any changes to EU, United Kingdom or Swiss law or guidance that could affect our operations. For example, we are evaluating the United Kingdom’s AADC, which focuses on online safety and protection of children’s privacy online. The AADC became effective September 2, 2021, and noncompliance with the AADC may result in audits or other proceedings by the United Kingdom’s Information Commissioner Office (“ICO”), the regulatory body set up to uphold information rights in the United Kingdom, and other regulators in the EEA or Switzerland, as noncompliance with the AADC may indicate noncompliance with other applicable data protection laws. In addition, we are monitoring developments with the EU’s Digital Services Act (“DSA”), which came into force on November 16, 2022, and will become fully applicable on February 17, 2024. The DSA imposes new content moderation obligations, notice and transparency obligations, advertising restrictions and other requirements on digital platforms to protect consumers and their rights online. Noncompliance with the DSA could result in fines of up to 6% of annual global revenues, which are in addition to the ability of civil society organizations and non-governmental organizations to lodge class action lawsuits. We may incur liabilities, expenses, costs and other operational losses under the GDPR and laws and regulations of applicable member states of the European Union and the United Kingdom relating to privacy, data protection and cybersecurity in connection with any measures we take to comply with them.

In both the EEA and United Kingdom, we rely on data transfer mechanisms such as Standard Contractual Clauses (“SCCs”) or UK SCCs to comply with data protection requirements when transferring personal data from the EEA or the United Kingdom to other countries. On June 4, 2021, the European Commission published two sets of new SCCs, which took effect on June 27, 2021. On June 28, 2021, the European Commission announced a decision of “adequacy” concluding that the United Kingdom ensures an equivalent level of data protection to the GDPR, which provides some relief regarding the legality of continued personal data flows from the EEA to the United Kingdom. Such adequacy decision must, however, be renewed after four years and may be modified or revoked in the interim. Further, data protection authorities may require measures to be put in place in addition to SCCs or UK SCCs for transfers to countries outside of the EEA, as well as Switzerland and the United Kingdom. In July 2023, the European Commission adopted an adequacy decision concluding the new EU-U.S. data privacy framework (the “EU-U.S. DPF”) constitutes a lawful data transfer mechanism under EU law for participating U.S. entities; however, the EU-U.S. DPF may be in flux as such adequacy decision has been challenged, and is likely to face additional challenges, at the Court of Justice of the European Union. In addition, in June 2023, the U.S. and UK announced a commitment in principle to establish a “data bridge” to extend the EU-U.S. DPF to the flow of UK personal data under the UK GDPR to participating entities in the U.S. Such data bridge could not only be challenged, but also may be affected by any challenges to the EU-U.S. DPF. Our third-party service providers may be affected similarly by these changes. In addition to other impacts, we may experience additional costs associated with increased compliance burdens, and we and our creators and users face the potential for regulators in the EEA, Switzerland or the United Kingdom to apply different standards to the transfer of personal data from the EEA, Switzerland or the United Kingdom to the U.S. and other non-EEA, Switzerland or United Kingdom countries, and to block, or require ad hoc verification of measures taken with respect to, certain data flows from the EEA, Switzerland and the United Kingdom to the U.S. and other non-EEA, Switzerland or United Kingdom countries. We also may be required to engage in new contract negotiations with third parties that aid in processing data on our behalf, to the extent that any of our service providers or consultants have been relying on invalidated or insufficient contractual protections for compliance with evolving interpretations of, and guidance for, cross-border data transfers pursuant to the GDPR and UK GDPR. In such cases, we may not be able to find alternative service providers, which could limit our ability to process personal data from the EEA, Switzerland or the United Kingdom and increase our costs.

Our business could be subject to fines, penalties and administrative and criminal sanctions for failure to comply with privacy, data protection and cybersecurity laws in Korea.

We are subject to Korean laws, regulations and orders, including the Personal Information Protection Act (“PIPA”), the Act on the Promotion of Information and Communications Network Utilization and Protection of Information and the Credit Information Act, which specifically regulate the processing of certain personal information. PIPA requires us to seek and obtain consent from our consumers in Korea with respect to our use of their personal data and requires our officers and employees responsible for management of such personal data to take the necessary technological and managerial measures to prevent data breaches and, among other duties, notify the Personal Information Protection Commission of certain data breach incidents within 72 hours. Failure to comply with PIPA in any manner may subject such responsible officers and employees to certain administrative or criminal sanctions, ranging from a monetary penalty to imprisonment, for not having obtained such consent in an appropriate manner or for not having complied with such duties, including due to negligence. In case such officers and employees become subject to criminal liability as a result of such failure, we, as their employer, may become vicariously liable for their noncompliance with PIPA. Since PIPA and other Korean laws, regulations and orders in connection with personal information are complex and evolving and are subject to interpretation by government regulators which may change over time, we are subject to the risk of claims by regulators for our failure to comply with such laws, regulations and orders despite our efforts to comply with them.

We are subject to Japanese privacy, data protection and cybersecurity laws, including the Act on the Protection of Personal Information, and failure to comply with such laws may negatively affect our business, operations or financial conditions.

In Japan, we are subject to laws, regulations and guidelines regarding data privacy and security including those relating to the processing, safekeeping, and use of personal data, in respect of each of which the relevant regulators in Japan have broad discretion to interpret the relevant laws and regulations. The Act on the Protection of Personal Information (the “APPI”) in Japan is to protect rights and interests of individuals, while balancing the usefulness of personal information. The APPI mainly concerns three situations: (i) acquisition and use; (ii) storage; and (iii) transfer of personal information. When personal information is acquired, the purpose of use must be notified to the relevant individuals or made public, except in cases where the purpose of use has been made public in advance. The purpose of use must be specified, and the acquired personal information must be used within the scope of such purpose of use. When storing personal information, it is necessary to manage it safely so that it will not be leaked. For the safe management, the APPI requires business operators holding personal information to establish a security management systems. It includes establishment of fundamental rules on personal information management, appointment of personnel responsible for personal information management, and provision of regular training courses on privacy and security breaches and implementation of physical and technical security control measures. Additionally, when transferring personal data to a third party, it is necessary, in principle, to obtain the consent of the principal in advance. The APPI requires business operators to make reports to the Personal Information Protection Commission (the “PIPC”) or other competent government entities and to notify to data subjects when certain data security incidents have occurred or may have occurred. In the event that an individual violates the above obligations under the APPI and also violates an associated improvement order issued by the PIPC, a criminal penalty of “imprisonment for not more than one year or a fine of not more than one million yen” could be imposed on the individual who violated the law. In addition, a criminal penalty of “a fine of up to 100 million yen” could be imposed on the violating entity. A victim may file a claim for damages based on torts against the offending entity for damages caused by the leakage and for compensation. Furthermore, if there is a contractual relationship between the victim and the entity, and the leakage of personal information is judged to constitute a breach of contract, damages may be claimed for breach of contract.

We may incur liabilities, expenses, costs and other operational losses under the APPI and other Japanese laws, regulations, guidelines and orders relating to privacy, data protection and cybersecurity. Also, since such laws, regulations, guidelines and orders are complex and evolving and are subject to interpretation by government regulators which may change over time, we are subject to the risk of claims by regulators for our failure to comply with such laws, regulations, guidelines and orders despite our efforts to strive to comply with them. Failure to comply with such laws, regulations, guidelines and orders may negatively affect our business, operations or financial conditions.

We are subject to a variety of federal and state laws in the U.S. that govern privacy, data protection and cybersecurity, which require us to expend considerable resources to ensure compliance and could subject us to fines, penalties and other liabilities for failure to comply.

In the U.S., although there is not yet a comprehensive federal data protection law equivalent to the GDPR, proposals for such comprehensive legislation are under constant consideration by Congress. In the meantime, we remain subject to existing federal regulation such as COPPA and the authority of the Federal Trade Commission (the “FTC”) under the Federal Trade Commission Act (the “FTC Act”). At the state level, California has enacted the CCPA, which gives California residents expanded privacy rights and protections, requiring us to modify our data processing practices and policies and incur compliance related costs and expenses. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches, which may increase the likelihood and cost of data breach litigation. Further, the CCPA has prompted similar legislative developments in other states in the U.S. such as Virginia, which in March 2021 enacted a Consumer Data Protection Act that became effective as of January 1, 2023, Colorado, which in June 2021 enacted a Colorado Privacy Act that became effective July 1, 2023, Utah, which in March 2022 enacted the Utah Consumer Privacy Act that became effective as of December 31, 2023, and Connecticut, which in May 2022 enacted the Act Concerning Personal Data Privacy and Online Monitoring that became effective as of December 31, 2023. In addition, laws in all 50 U.S. states generally require businesses to provide notice under certain circumstances to individuals whose personal information has been disclosed as a result of a data breach. The potential effects of new and evolving legislation relating to privacy, data protection and cybersecurity are far-reaching, create the potential for a patchwork of overlapping but different laws, and may require us to modify practices and policies and, incur substantial costs and expenses in an effort to comply, or restrict our operations. Aspects of the CCPA and other federal and state laws and regulations relating to privacy, data protection and cybersecurity, as well as their enforcement, remain unclear, and we may be required to modify our practices in an effort to comply with them. New legislation or regulatory decisions that restrict our ability to collect and use information about minors may also result in limitations on our advertising services or our ability to offer products and services to minors in certain jurisdictions. See “Risk Factors—Risks Related to Our Business, Industry and Operations—The success of our growth strategy depends on our ability to provide a safe online environment for children.”

There also has been increasing regulatory scrutiny from the SEC with respect to adequately disclosing risks concerning cybersecurity. On July 26, 2023, the SEC adopted new cybersecurity disclosure rules for public companies that require disclosure regarding cybersecurity risk management (including the corporate board’s role in overseeing cybersecurity risks, management’s role and expertise in assessing and managing cybersecurity risks, and processes for assessing, identifying and managing cybersecurity risks) in annual reports. These new cybersecurity disclosure rules also require the disclosure of material cybersecurity incidents in a Form 8-K generally within four days of determining an incident is material.

We are subject to laws and regulations worldwide, many of which are unsettled and still developing, and noncompliance with such laws and regulations could subject us to liability.

We are subject to a variety of laws in the U.S. and abroad that affect our business. As a global platform, we are subject to myriad regulations and laws regarding consumer protection, including the use of gift cards, advertising, electronic marketing, protection of minors, privacy, data protection and cybersecurity, data localization requirements, online services, anti-competition, freedom of speech, labor, real estate, taxation, intellectual property ownership and infringement, tax, export and national security, tariffs, anti-corruption and telecommunications, all of which are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly laws outside the U.S., and compliance with laws, regulations and similar requirements may be burdensome and expensive. Laws and regulations may be inconsistent from jurisdiction to jurisdiction, which may increase the cost of compliance and doing business and expose us to possible litigation, penalties or fines. Any such costs, which may rise in the future as a result of changes in these laws and regulations or in their interpretation, could make our platform less attractive to our users or creators or cause us to change or limit the offerings in our platform. We have policies and procedures designed to ensure compliance with applicable laws and regulations, but we cannot assure you that we will not experience violations of such laws and regulations or our policies and procedures.

We are potentially subject to a number of foreign and domestic laws and regulations that affect the offering of certain types of content, such as that which depicts violence, many of which are ambiguous, still evolving and could be interpreted in ways that could adversely affect our business or expose us to liability. Foreign governments may censor our platform in their countries, restrict access to our platform from their countries entirely, impose other restrictions that may affect their citizens’ ability to access our platform for an extended period of time or even indefinitely, require data localization or impose other laws or regulations that we cannot comply with, would be difficult for us to comply with or would require us to rebuild our platform or the infrastructure for our platform. Numerous countries, including Germany, have regulations relating to this area and they may impose significant fines for failure to comply with certain content removal and disclosure obligations. Other countries, including Singapore, India, Turkey, Mexico, Australia and the United Kingdom, have implemented or are considering similar legislation imposing penalties for failure to remove certain types of content. On the other hand, some users and creators may choose not to use our platform if we actively police content.

In addition, new regulation by the U.S. federal government and its agencies, such as the U.S. FTC, state agencies or foreign jurisdictions, which may vary significantly, could require that certain content on our platform be modified or removed, increase the costs of operating or monitoring the content on our platform, impact user and creator engagement and thus the functionality and effectiveness of our platform or otherwise adversely affect our business. It is difficult to predict how existing or new laws may be applied. If we become liable, directly or indirectly, under these laws or regulations, we could be harmed, and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to modify our platform, which adversely affect our business, financial condition and results of operations. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or brands or otherwise impact the growth of our business. Any costs incurred as a result of this potential liability could adversely affect our business, financial condition or results of operations.

It is also possible that a number of laws and regulations may be adopted or construed to apply to us or our users or our creators in the U.S. and elsewhere that could restrict the online and mobile industries, including creator and user privacy, data protection, cybersecurity, advertising, user acquisition practices, taxation, content suitability, intellectual property, distribution and antitrust, and our platform, content or components thereof may be deemed or perceived illegal or unfair practices. We anticipate that scrutiny and regulation of our industry will increase, and we will be required to devote legal and other resources to addressing such regulation. For example, existing laws or new laws regarding the marketing of in-app purchases, banking institutions, unclaimed property or money transmission may be interpreted to cover the revenue that we receive from our platform. If that were to occur, we may be required to maintain certain records and seek licenses, authorizations or approvals from relevant regulators, the granting of which may be dependent on us meeting certain capital and other requirements, and we may be subject to additional regulation and oversight and other operational requirements, all of which could significantly increase our operating costs. Changes in current laws or regulations or the imposition of new laws and regulations in the U.S. or elsewhere, or any withdrawal by us from certain countries because of such actions, could adversely affect our users, including by giving our competitors an opportunity to penetrate geographic markets that we cannot access. As a result, our user growth, retention and engagement could be harmed.

We are subject to various governmental export control, trade sanctions and import laws and regulations that require our compliance and could subject us to liability if we violate these controls.

We are subject to laws and regulations that could limit our ability to permit access to our platform and content or to engage with certain content creators or contractors. For example, certain U.S. laws and regulations administered and enforced by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”), in combination with other applicable export control and economic sanctions laws and regulations, collectively referred to as the Trade Control Laws and Regulations, may limit our ability to give certain users and creators access to certain aspects of our platform and experiences, to engage with certain creators or contractors, or to permit downloads of our applications because such persons appear on restricted party lists maintained by OFAC or other U.S. government agencies or are located in countries or territories that are comprehensively embargoed by OFAC. The Trade Control Laws and Regulations are complex and dynamic, and monitoring and ensuring compliance can be challenging. In certain instances, we rely on our payment processors for compliance with certain of these Trade Control Laws and Regulations. Specifically, our payment processors will not allow any paid activity by users and creators that attempt to access our platform from various jurisdictions specified by OFAC, such as the Crimea region Ukraine, the so-called Donetsk People’s Republic of Ukraine, the so-called Luhansk People’s Republic of Ukraine, Cuba, Iran, North Korea and Syria, or paid activity by users and creators that appear on various U.S. and foreign government restricted party lists. In addition, the mobile application stores through which our applications are available have implemented protocols to prevent downloads in these specified countries and territories. However, users and creators from certain of these countries and territories have access to our web-based platform and content and there may be users and creators elsewhere that may be subject to restrictions of which we are not aware. Accordingly, there can be no guarantee we will be found to have been in full compliance with Trade Control Laws and Regulations during all relevant periods. Any failure by us or our payment processors or the mobile application stores to comply with the Trade Control Laws and Regulations may lead to violations of the Trade Control Laws and Regulations that could expose us to liability. Any failure to comply with applicable laws and regulations also could have negative consequences for us, including reputational harm, government investigations and monetary penalties. In addition, various foreign governments may also impose controls, export license requirements and restrictions. Compliance with such applicable regulatory requirements may create delays in the introduction of our platform in some international markets or prevent our international users from accessing our platform.

We are subject to the Foreign Corrupt Practices Act and similar anti-corruption, anti-bribery and anti-money laundering laws, and noncompliance with such laws can subject us to criminal or civil liability.

We are subject to the Foreign Corrupt Practices Act, U.S. domestic bribery laws, the United Kingdom’s Bribery Act 2010 and other anti-corruption and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees, agents, representatives, business partners and third-party intermediaries from authorizing, offering or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector in order to influence official action, direct business to any person, gain any improper advantage, or obtain or retain business. As we increase our international business, our risks under these laws may increase.

As we increase our international business, we may engage with business partners and third-party intermediaries to market our solutions and obtain necessary permits, licenses and other regulatory approvals. In addition, we or our employees, agents, representatives, business partners or third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of our employees, agents, representatives, business partners or third-party intermediaries, even if we do not authorize such activities.

These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. While we have policies, training and procedures to address compliance with such laws, we cannot assure you that none of our employees, agents, representatives, business partners or third-party intermediaries will take actions in violation of our policies and applicable law, for which we may be ultimately held responsible.

Detecting, investigating and resolving actual or alleged violations of anti-corruption laws can require a significant diversion of time, resources and attention from senior management, as well as significant defense costs and other professional fees. In addition, noncompliance with anti-corruption, anti-bribery, or anti-money laundering laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, enforcement actions, fines, damages, other civil or criminal penalties or injunctions against us, our officers or our employees, disgorgement of profits, suspension or debarment from contracting with the U.S. government or other persons, reputational harm, adverse media coverage and other collateral consequences. If any subpoenas or investigations are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal proceeding, our reputation could be harmed and our business, financial condition, results of operations and the price of our common stock could be adversely affected.

Changes in tax laws could subject us to additional tax liabilities.

Changes in tax laws or regulations in jurisdictions in which we operate, including changing laws in the U.S. and other countries, could negatively impact our effective tax rate and adversely affect our business, results of operations or financial condition. A change in statutory tax rate or certain international tax provisions in any jurisdiction would result in the revaluation of our deferred tax assets and liabilities related to that particular jurisdiction in the period in which the new tax law is enacted. Any such change would result in an expense or benefit recorded to our consolidated statements of operations and comprehensive loss. We closely monitor these proposals as they arise in the jurisdictions where we operate. Changes to tax laws or regulations may occur at any time, and any related expense or benefit recorded may be material to the fiscal quarter and year in which the law change is enacted. We conduct business and file tax returns in numerous jurisdictions and are subject to regular reviews, examinations and audits by many tax authorities around the world. These reviews, examinations and audits can cover periods for several years prior to the date the review, examination or audit is undertaken and could result in the imposition of material tax liabilities, including interest and penalties, if our positions are not accepted by the applicable tax authority. In connection with various government initiatives, companies are required to disclose more information to tax authorities on operations around the world, which may lead to greater audit scrutiny of profits earned in other jurisdictions. We regularly assess the likely outcomes of our tax audits and disputes to determine the appropriateness of our tax reserves. However, any tax authority could take a position on tax treatment that is contrary to our expectations, which could result in tax liabilities, including interest and penalties, in excess of reserves.

Risks Related to Intellectual Property

Claims by others that we infringe, misappropriate or otherwise violate their intellectual property rights through the activities of our creators or users or the content on our platform could subject us to liability.

We have been and may in the future become subject to intellectual property disputes, and may become subject to liability, costs and awards of damages and injunctive relief as a result of these disputes. Our success depends, in part, on our ability to obtain and host content and develop our platform without infringing, misappropriating or otherwise violating the intellectual property rights of third parties. However, there is no assurance that our content or platform will not be found to infringe, misappropriate or otherwise violate the intellectual property rights of third parties. Lawsuits may be time-consuming and expensive to resolve, and they divert management’s time and attention. Additionally, there can be no assurance that favorable outcomes will be obtained in any such litigation or disputes. Further, because of the substantial amount of discovery required in connection with intellectual property litigation, we risk compromising our confidential information during this type of litigation. Companies in the internet, technology and content industries typically own large numbers of copyrights, patents, trademarks, domain names and trade secrets and frequently enter into litigation based on allegations of infringement, misappropriation or other violations of intellectual property or other rights. As we expand in the global market and face increasing competition, the possibility of intellectual property rights and other claims against us grows. In addition, various “non-practicing entities,” and other intellectual property rights holders may attempt to assert intellectual property claims against us or seek to monetize the intellectual property rights they own to extract value through licensing or other settlements. Our intellectual property rights may not be able to withstand any third-party claims challenging them.

If a third party is able to obtain an injunction preventing us from accessing such third-party intellectual property rights, or if we cannot license or develop alternative technology for any infringing aspect of our business, we would be forced to limit or cease access to our platform or cease business activities related to such intellectual property. Any failure to do so may subject us to civil or criminal liability in certain jurisdiction. In addition, we may need to settle litigation and disputes on terms that are unfavorable to us. We may be required to make substantial payments for legal fees, settlement fees, damages, royalties or other fees in connection with a claimant securing a judgment against us. For example, we could be found liable for significant monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. To the extent we hire personnel from competitors, we may be subject to allegations that such personnel have divulged proprietary or other confidential information to us. Further, we may be unaware of the intellectual property rights of others that may cover some or all of our technology. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to cover all liability that may be imposed. We cannot predict the outcome of lawsuits and cannot ensure that the results of any such actions will not have an adverse effect on our business, financial condition and results of operations. Any intellectual property claim asserted against us, or for which we are required to provide indemnification, may require us to do one or more of the following:

•
cease selling or using or recall products that incorporate the intellectual property rights that we allegedly infringe, misappropriate or otherwise violate;
•
make substantial payments for legal fees, settlement payments or other costs or damages;
•
obtain a license, which may not be available on reasonable terms or at all, to sell or use the relevant technology or content; or
•
redesign or rebrand the allegedly infringing products to avoid infringement, misappropriation or other violation, which could be costly, time-consuming or impossible.

Our defenses to claims of infringement, misappropriation or other violations of third-party intellectual property rights are costly and may not be successful.

We rely on a variety of statutory and common-law frameworks and defenses relevant to the content available on our platform, including the U.S. Digital Millennium Copyright Act (“DMCA”), the Communications Decency Act, or CDA, the fair-use doctrine in the U.S., and the Electronic Commerce Directive in the EU, but those protections may change or disappear over time, increasing our exposure to claims of copyright or other intellectual property infringement, misappropriation or other violation. If we should lose or fail to qualify for statutory or other legal protections that immunize us from monetary damages for intellectual property infringement, misappropriation or other violation, the damages could be significant and have a material impact on our business.

In the U.S., the DMCA is intended, in part, to limit the liability of eligible service providers for caching, hosting, or linking to user content that includes materials that infringe copyrights or other rights. We rely on the protections provided by the DMCA in conducting our business. Similarly, Section 230 of the Communications Decency Act (“Section 230”) protects online distribution platforms from actions taken under various laws that might otherwise impose liability on the platform provider for what content creators develop or the actions they take or inspire. However, the DMCA, Section 230 and similar statutes and doctrines that we may rely on in the future are subject to uncertain judicial interpretation, regulatory supplementation or modification and legislative amendments. Our current protections from liability for third-party content posted on our platform in the U.S. could decrease or change, potentially resulting in increased liability for third-party content posted on our platform.

The EU has enacted copyright laws such as the Directive on Copyright in the Digital Single Market (the “Copyright Directive”) that came into effect on June 6, 2019, that require us to use best efforts in accordance with the high industry standards of professional diligence to exclude infringing content from our platform that may be uploaded by our users. Although we have set up certain procedures to enable copyright owners to provide us with notice of alleged infringement, it may not be possible to remove or disable all potentially infringing content that may exist. Similarly, although we have set up screening processes to try to filter out or disable access to content that we have previously been informed is subject to claims of copyright or other intellectual property protection, we may not be able to successfully filter out or disable access to all potentially infringing content available on our platform.

Each of these frameworks and defenses is subject to uncertain or evolving judicial interpretation, regulatory supplementation or modification and legislative amendments. In addition, pending or recently adopted legislation in the U.S., EU and UK may impose additional obligations or liability on us associated with content uploaded by users to our platform. If the rules, doctrines or currently available defenses change, if international jurisdictions refuse to apply protections similar to those that are currently available in the U.S., the EU or the UK if a court were to disagree with our application of those rules or doctrines to our services, we could be required to expend significant resources to try to comply with the new rules or incur liability, and our business, revenue and financial results could be adversely impacted.

While we have implemented measures to limit our exposure to claims of intellectual property infringement, intellectual property owners may allege that we failed to take appropriate measures, to prevent infringing activities on our systems, that we turned a blind eye to infringement, or that we facilitated, induced or contributed to infringement. We could be subject to an adverse judgment in any litigation relating to claims of infringement if a lawsuit were filed against us or be forced to settle any claims for an as-yet undetermined amount. Depending on how such claims are resolved, the impact on us could be material. Our insurance may not be adequate to cover these types of claims or any liability that may be imposed on us. Additionally, the risk of an adverse determination in any litigation or proceeding or an actual adverse determination in any litigation or proceeding may result in harm to our reputation or in adverse publicity. The risk of an adverse result or the actual adverse result in litigation may also require us to seek licenses from third parties, which may or may not be available on commercially reasonable terms or at all, pay ongoing royalties or become subject to injunctions requiring us to remove content, limit access to our platform or take other steps to prevent infringement, each of which could prevent us from pursuing some or all of our business and result in our users deferring or limiting their use of our platform, which could adversely affect our financial condition and results of operations.

Even if third-party claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our reputation, business and operating results. Moreover, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. We expect that the occurrence of infringement claims is likely to grow as the market for our content and platform grows. Accordingly, our exposure to damages resulting from infringement claims could increase, and this could further exhaust our financial and management resources.

Failure to obtain, maintain, protect and enforce our proprietary and intellectual property rights could adversely affect our business.

Our success depends to a significant degree on our ability to obtain, maintain, protect and enforce our proprietary information, intellectual property and technology, including our content, proprietary software technology, trademarks, domain names, know-how, our brands and similar intellectual property. We rely on a combination of copyrights, trademarks, trade secret laws, patents, service marks, contractual restrictions and other intellectual property laws in the U.S. and certain other jurisdictions, as well as confidentiality procedures and invention assignment agreements, to establish and protect our proprietary rights. However, copyrights, patent, trademark and trade secret protection may not be available to us in every country in which our platform is available. Further, any copyrights, patents, trademarks or other intellectual property rights that we have or may obtain may be challenged or circumvented by others or invalidated, declared generic or held unenforceable through administrative processes, including re-examination, inter partes review, interference and derivation proceedings and equivalent proceedings in foreign jurisdictions, such as opposition proceedings, or litigation. Our trademark applications and patents arising from any patent applications we may file in the future may not be granted and, even if we are successful in obtaining effective protection, it may be expensive to maintain these rights, including application and maintenance costs, and the time and cost required to defend our rights could be substantial. Additionally, the process of obtaining patent protection may be expensive and time-consuming, and we may be unable to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Moreover, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain.

We rely in part on trade secrets, proprietary know-how and other confidential information to maintain our competitive position. We attempt to protect our intellectual property, technology and confidential information by requiring our employees and other third parties who develop intellectual property on our behalf to enter into confidentiality and invention assignment agreements and third parties we share information with to enter into nondisclosure and confidentiality agreements or to be bound by professional, fiduciary or other contractual obligations requiring the applicable third party to protect our trade secrets, proprietary know-how and other confidential information. However, we cannot guarantee that we have entered into such agreements with each party who has developed intellectual property on our behalf and each party that has or may have had access to our confidential information, know-how or trade secrets, and such agreements may be insufficient or breached. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret or know-how is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, trade secrets and know-how can be difficult to protect and some courts inside and outside the U.S. are less willing or unwilling to protect trade secrets and know-how. Additionally, to the extent there are individuals not subject to invention assignment agreements, these individuals may make adverse ownership claims to our current and future intellectual property, and, to the extent that our employees, independent contractors or other third parties with whom we do business use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

Failure to adequately protect, enforce and defend our rights in our proprietary and intellectual property rights could adversely affect our business.

The protection of our intellectual property rights may require the expenditure of significant financial, managerial and operational resources. We utilize various means, including our proprietary technology Toon Radar, to prevent and monitor unauthorized use of our intellectual property. However, the steps we take to obtain, maintain, protect, defend and enforce our intellectual property rights may be inadequate. For example, it is possible that third parties, including our competitors, may obtain patents relating to technologies that overlap or compete with our platform and technology. If third parties obtain patent protection with respect to such technologies, they may assert that our platform and technology infringes their patents and seek to charge us a licensing fee or otherwise preclude the use of our platform and technology. We may not be able to protect our intellectual property rights if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property rights. If we fail to protect our intellectual property rights adequately, unauthorized third parties could copy and distribute our content. In addition, enforcing and defending our intellectual property rights might entail significant expense and may not ultimately be successful. We also cannot be certain that others will not independently develop or otherwise acquire equivalent or superior technology or intellectual property rights.

The value of our intellectual property could diminish if others assert rights in or ownership of our copyrights, trademarks and other intellectual property rights, or use trademarks that are similar to our trademarks. We may be unable to successfully resolve these types of conflicts to our satisfaction. In some cases, litigation or other actions may be necessary to protect or enforce our copyrights, trademarks and other intellectual property rights. As we expand our global activities, our exposure to unauthorized copying and use of our content will likely increase. Moreover, policing unauthorized use of our content, technologies, trade secrets and intellectual property may be difficult, expensive and time-consuming. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon, misappropriating or otherwise violating our intellectual property rights, which could have a material adverse effect on our business, financial condition, operating results, liquidity and prospects.

We face risks associated with our “WEBTOON” trademark, trade name and service mark, which could adversely affect our business, including the value of our “WEBTOON” brand.

We face risks associated with our “WEBTOON” trademark, including the risk that the word “Webtoon” could become so commonly used that it becomes synonymous with the type of web-comics we display on our platform. In Korea, the “WEBTOON” wordmark has been declared generic and is not protectable as a registered trademark. In the U.S., although we have registered the “WEBTOON” wordmark and logo as trademarks in certain classes of goods and services in the U.S., we have not secured a wordmark registration in our key classes of goods and services. If we lose protection for the “WEBTOON” wordmark in the U.S., other parties could use the word “Webtoon” to refer to their own products, thus diminishing our “WEBTOON” brand. Further, if we lose protection for the “WEBTOON” wordmark, our competitors, such as KAKAO WEBTOON, may seek register trademarks or adopt service names similar to ours, or confusingly similar terms. If our efforts to oppose such registrations or use of names is unsuccessful, it could impede our ability to build brand identity and possibly lead to confusion in the marketplace. Over the long term, if we are unable to establish name recognition based on our trademarks, then we may not be able to compete effectively. Any claims or customer confusion related to our trademarks could damage our reputation and brands and substantially harm our business, financial condition and results of operation.

Our unregistered or future registered trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition by potential users or creators in our markets of interest. Third parties may assert that we are using trademarks or trade names that are confusingly similar to their marks. If any third party were able to establish that our trademarks or trade names were infringing their marks, that third party may be able to block our ability to use the infringing trademark or trade name and we may be required to re-brand one or more of our products offered under the infringing trademark or trade name, which may require substantial time and monetary expenditure. In addition, if a third party were to bring such a claim, we would be required to dedicate time and resources to fight the claim, which time and resources could otherwise be used toward the maintenance of our own intellectual property.

Our intellectual property strategy may prove to be inadequate to protect our intellectual property rights.

We may choose not to pursue registrations in every jurisdiction or at all depending on the nature of the project to which the intellectual property rights pertain. For example, we make business decisions about when to seek copyright registrations for particular content and in what jurisdictions to seek trademark registrations, and the approach we select may ultimately prove to be inadequate. For example, we have chosen not to register copyrights in all of the content on our platform. In order to bring a copyright infringement lawsuit in the U.S., the applicable copyright must be registered and if a copyright is not registered within three months of the publication of the underlying work, there are limitations on the damages that the copyright owner may be awarded for infringement. Accordingly, the remedies and damages available to us for unauthorized use of certain content on our platform may be limited.

We may not be able to protect our intellectual property rights throughout the world.

We may be required to protect our intellectual property rights in an increasing number of jurisdictions, a process that is expensive and may not be successful, or which we may not pursue in every jurisdiction due to costs, complexities or other reasons. Filing, prosecuting, maintaining, defending and enforcing intellectual property rights in our platform and business in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the U.S. can be less extensive than those in the U.S. Competitors may use our technologies in jurisdictions where we have not obtained intellectual property rights to develop their own technologies and services and, further, may export otherwise infringing, misappropriating or violating technologies and services to territories where we have intellectual property protection, but enforcement is not as strong as that in the U.S. These technologies and services may compete with our technologies and services, and our intellectual property rights may not be effective or sufficient to prevent them from competing.

In addition, the laws of some foreign countries may not be as protective of intellectual property rights as those in the U.S., and mechanisms for enforcement of intellectual property rights may be inadequate. Many companies have encountered significant challenges in establishing and enforcing their proprietary rights outside of the U.S. These challenges can be caused by the absence or inconsistency of the application of rules and methods for the establishment and enforcement of intellectual property rights outside of the U.S. In addition, the legal systems of some countries, particularly developing countries, do not favor the enforcement of intellectual property protection. This could make it difficult for us to stop the infringement, misappropriation or other violation of our intellectual property rights. Accordingly, we may choose not to seek protection in certain countries, and we will not have the benefit of protection in such countries. Proceedings to enforce our intellectual property rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate. In addition, changes in the law and legal decisions by U.S. courts and foreign countries may affect our ability to obtain adequate protection for our products, services and other technologies and the enforcement of intellectual property rights. Any of the foregoing could have a material adverse effect on our competitive position, business, financial condition and results of operations.

Digital piracy and the sale of counterfeit merchandise could adversely affect our business.

As the copying and distribution of content over the internet proliferates, the risk of piracy, grey market sales, illegal downloading, file-sharing or other infringement, misappropriation and other violation of our intellectual property is likely to continue to increase. We take various measures to prevent and monitor unauthorized use of our content, including developing proprietary technology to detect piracy and other technological measures. Despite our precautions, unauthorized third parties have copied and distributed our content and sold merchandise and products based on our content and may continue to do so in the future. If we fail to obtain appropriate relief through the judicial process or the complete enforcement of judicial decisions issued in our favor (or if judicial decisions are not in our favor) or if we fail to develop effective means of protecting and enforcing our intellectual property (whether copyrights or other intellectual property rights such as patents, trademarks and trade secrets), our results of operations, financial position, reputation and prospects may suffer. In addition, we supply a wide variety of merchandise based on our content to our users and counterfeit versions of these products may be offered by competitors. If a significant number of our users turn to counterfeit products for reasons such as lower prices, our revenue and growth could be adversely affected. In addition, the quality of counterfeit products cannot be guaranteed, and poor quality or defects in such products would affect our reputation, which may materially and adversely affect our business, financial condition and operating results.

Our intellectual property rights in content on our platform are limited by the terms of our agreements with content creators.

We enter into agreements with certain content creators who seek to monetize their content, which define our relationship with such creators and our rights to use and exploit the content they create. In accordance with the terms of such agreements, creators generally receive upfront fees and various revenue shares based on the creators’ content, and we generally receive a certain period of exclusivity. However, once our exclusivity period ends, creators may be able to license their rights to third parties, including our competitors, which could diminish our brands and adversely affect our financial condition and competitive position. In addition, we may need the cooperation of a creator, as co-owner, to enforce our intellectual property rights against third parties and such cooperation may not be provided to us. For copyrights in which we retain partial ownership, we cannot be certain that activities such as the maintenance and prosecution of such copyrights by our creators, as co-owners, have been or will be conducted consistent with our best interests or in compliance with applicable laws and regulations. Although we attempt to protect our intellectual property by entering into such agreements with certain creators, such agreements may be insufficient or breached.

Disputes also may arise between us and creators regarding intellectual property subject to a content creator agreement, including:

•
the scope of rights granted under the agreement and other interpretation-related issues;
•
our financial and other obligations under the agreement;

•
whether to accept opportunities to license or otherwise grant rights to the content to third parties;
•
our right to negotiate independently with a potential licensee, studio, financier, distributor, producer and/or other potential purchaser of intellectual property rights in the content in our role as a publisher and/or producer; and
•
the ownership of intellectual property resulting from the joint use of intellectual property by creators and us.

Any termination of or disputes over our agreements with creators could result in the loss of our ability to distribute certain content on our platform. Further, we have not entered into such agreements with each party who has developed content that we distribute on our platform. To the extent that we have not entered into such an agreement with a creator, we do not have rights in the intellectual property of the content distributed on our platform, including copyrights.

We use open-source software on our platform, which may pose particular intellectual property risks to, and could adversely affect, our business.

We have in the past and may in the future continue to use open-source software in our codebase and our platform. Some open-source software licenses require users who make available open-source software as part of their proprietary software to publicly disclose all or part of the source code to such proprietary software or make available any derivative works of such software free of charge, under open-source licensing terms. The terms of various open-source licenses have not been interpreted by courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our use of the open-source software. Enforcement activity for open-source licenses can also be unpredictable. Were it determined that our use was not in compliance with a particular license, we may be required to purchase a costly license, publicly release the affected portions of our proprietary source code, defend claims, pay damages for breach of contract or copyright infringement, grant licenses to our proprietary software, re-engineer our platform, discontinue certain services or product offerings in the event re-engineering cannot be accomplished on a timely basis, or take other remedial action that may divert resources away from our product development efforts, any of which could negatively impact our business. Public release of our proprietary source code could allow our competitors to create similar technology with less development time and effort. Open-source compliance problems can also result in damage to reputation and challenges in recruitment or retention of engineering personnel. In addition to risks related to license requirements, use of certain open-source software can lead to greater risks than use of third-party commercial software, as open-source licensors generally do not provide warranties, indemnities or other contractual protections with respect to the software (for example, noninfringement or functionality). There is typically no support available for open-source software, and we cannot ensure that the authors of such open-source software will implement or push updates to address security risks or will not abandon further development and maintenance. Our use of open-source software may also present additional security risks because the source code for open-source software is publicly available, which may make it easier for hackers and other third parties to determine how to breach our apps or websites and systems that rely on open-source software. While we monitor our use of open-source software and try to ensure that none is used in a manner that would require us to disclose our proprietary source code or that would otherwise breach the terms of an open-source agreement, such use could inadvertently occur, or could be alleged to have occurred, in part because open-source license terms are often ambiguous. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could have an adverse effect on our business, financial condition and results of operations.

We may utilize artificial intelligence, which could expose us to liability or adversely affect our business.

From time to time, we may utilize artificial intelligence, machine learning, data analytics and similar tools that collect, aggregate and analyze data (collectively, “AI Tools”) in connection with our business. There are significant risks involved in utilizing AI Tools and no assurance can be provided that the usage of such AI Tools will enhance our business or assist our business in being more efficient or profitable. AI Tools may have errors or inadequacies that are not easily detectable. If AI Tools are incorrectly designed or the data used to train them is incomplete, inadequate or biased in some way, our use of AI Tools may inadvertently reduce our efficiency or cause unintentional or unexpected outputs that are incorrect, do not match our business goals, do not comply with our policies or interfere with the performance of our platform, services, business and reputation. Additionally, our reliance on AI Tools could pose ethical concerns and lead to a lack of human oversight and control, which could have negative implications for our organization.

In addition, the use of AI Tools may enhance intellectual property, cybersecurity, operational and technological risks. Regulation of AI Tools is rapidly evolving worldwide as legislation and regulators are increasingly focusing on these powerful emerging technologies. The technologies underlying AI Tools and their use cases are subject to a variety of laws, including intellectual property, privacy, data protection and cybersecurity, consumer protection, competition and equal opportunity laws, and are expected to be subject to increased regulation in the near future. If we do not have sufficient rights to use the data or other material or content on which AI Tools rely, we may incur liability through the violation of such laws, third-party intellectual property, privacy or other rights, or contracts to which we are a party. See “Risk Factors—Risks Related to Intellectual Property—Failure to obtain, maintain, protect and enforce our proprietary and intellectual property rights could adversely affect our business.” Furthermore, the technologies underlying AI Tools are complex and rapidly developing, and as a result, it is not possible to predict all of the legal, operational or technological risks related to the use of AI Tools. Moreover, AI Tools are the subject of evolving review by various governmental and regulatory agencies, including the SEC and the FTC, and changes in laws, rules, directives and regulations governing the use of AI Tools may adversely affect the ability of our business to use AI Tools. Further, we cannot guarantee that creators do not use artificial intelligence in connection with their creation of content distributed on our platform and such content may infringe, misappropriate or otherwise violate the rights of third parties.

Risks Related to Doing Business in Korea

There are special risks involved with investing in companies operating in Korea, including the possibility of restrictions being imposed by the Korean government in emergency circumstances, accounting and corporate disclosure standards that differ from those in other jurisdictions, and the risk of direct or vicarious criminal liability for executive officers of our Korean affiliates.

Our wholly-owned subsidiary, NAVER WEBTOON, is a Korean company, and NAVER WEBTOON and our other Korean subsidiaries, which represent a substantial portion of our total revenues, operate in a business and cultural environment that is different from that of other countries. For example, under the Foreign Exchange Transaction Act of Korea, if the Korean government determines that in certain emergency circumstances, including sudden fluctuations in interest rates or exchange rates, extreme difficulty in stabilizing the balance of payments or substantial disturbance in the Korean financial and capital markets are likely to occur, it may impose any necessary restriction such as requiring Korean or foreign investors to obtain prior approval from the Minister of Economy and Finance of Korea prior to entering into a capital markets transaction, repatriating interest, dividends or sales proceeds arising from Korean securities or from the disposition of such securities or other transactions involving foreign exchange. Although investors will hold shares of our common stock, our Korean affiliates may experience adverse risks, which and in turn could adversely affect our business, prospects, financial condition and results of operations and could lead to a decline in the value of our common stock.

In addition, under Korean law, there are circumstances in which certain executive officers of a company may be investigated or held criminally liable either directly or vicariously for the actions of the company and its executives and employees. For example, complaints alleging infringement, misappropriation or other violation of intellectual property rights, breaches of certain Korean laws (e.g., labor standards laws and fair-trade laws) and product-related claims may be investigated and prosecuted as criminal offenses with both the company and the company’s executive officers being named as defendants in such proceedings. These risks change over time.

As a result of these current and changing risks, our Korean subsidiaries’ executive officers have in the past been named, and may be named in the future, in criminal investigations or proceedings stemming from our operations. If our Korean affiliates’ executive officers were to be named in such criminal proceedings or held either directly or vicariously criminally liable for the actions of the company and its executives and employees, our business, financial condition and results of operations could be adversely affected.

NAVER WEBTOON’s transactions with its subsidiaries and affiliates may be restricted under Korean fair trade regulations.

NAVER WEBTOON enters into business relationships and transactions with its subsidiaries and affiliates, which are subject to scrutiny by the Korean Fair Trade Commission (“KFTC”) as to, among other things, whether such relationships and transactions constitute undue financial support among companies in the same business group. If, in the future, the KFTC determines that NAVER WEBTOON has engaged in transactions that violate the fair trade laws and regulations, it may be subject to an administrative and criminal fine, surcharge or other actions, which could adversely affect our business, financial condition and results of operations.

NAVER WEBTOON is subject to certain requirements and restrictions under Korean law that may, in certain circumstances, require it to act in a manner that may create conflicts of interest or the appearance of conflicts of interest with WEBTOON, as its parent, or our stockholders.

Under applicable Korean law, directors of a Korean company, such as NAVER WEBTOON, owe a fiduciary duty to the company as a whole rather than a certain group of stakeholders such as its shareholders. As a result, if circumstances arise in which the interests of NAVER WEBTOON may or appear to conflict with the interests of WEBTOON, as its parent, or our stockholders, NAVER WEBTOON may not be permitted under applicable Korean law to act in a manner that is in the best interest of WEBTOON, as its parent, or our stockholders. For example, providing guarantees or collateral by NAVER WEBTOON in favor of WEBTOON, as its parent without a justifiable cause and on other than an arm’s length terms could be deemed a breach of a fiduciary duty by the directors of NAVER WEBTOON. Since a material portion of our operations are conducted by our Korean subsidiary, NAVER WEBTOON, any such occurrence with respect to NAVER WEBTOON or other Korean subsidiaries could adversely affect our business, financial condition and results of operations.

NAVER WEBTOON’s transactions with related parties are subject to close scrutiny by the Korean tax authorities, which may result in adverse tax consequences.

Under Korean tax law, there is an inherent risk that any of NAVER WEBTOON’s transactions with the Company as a parent company, any of its other affiliates or any other person or company that is related to NAVER WEBTOON may be challenged by the Korean tax authorities if such transaction is viewed as having been made on terms that were not on an arm’s-length basis. If the Korean tax authorities determine that such transaction was not made on arm’s-length terms, NAVER WEBTOON may not be permitted to deduct as expenses, or may be required to include as taxable income, any amount which is found to be undue financial support between related parties in such transaction, which may have adverse tax consequences for NAVER WEBTOON and, in turn, may adversely affect our business, financial condition and results of operations.

As NAVER WEBTOON and many of our affiliates are incorporated in Korea, it may be more difficult to enforce any judgments against such Korean subsidiaries or affiliates obtained in courts outside Korea.

Many of our subsidiaries and affiliates, including NAVER WEBTOON, are incorporated in Korea and most of their directors and executive officers reside in Korea. As a result, a substantial majority of their assets are located in Korea. As a result, it may be practically difficult for us or our stockholders to effect service of process in the U.S. upon NAVER WEBTOON or other Korean affiliates or any of their directors and executive officers or to enforce against those companies or their directors or executive officers any judgment obtained in a court in the U.S. which is predicated upon civil liability provisions of the federal or state securities laws of the U.S. or similar judgments obtained in other courts outside Korea.

Risks Related to Ownership of our Common Stock

NAVER controls a significant percentage of our voting power and may have interests that conflict with the interests of other stockholders.

NAVER beneficially owns a majority of the total voting power of our outstanding shares of common stock. As such, other stockholders may be unable to affect the outcome of any matter submitted to our stockholders for approval and NAVER is generally able to control, whether directly or indirectly through its ability to elect and remove directors, and subject to applicable law, all matters affecting us without the approval of other stockholders, including:

•
determinations with respect to our business direction and policies, including the election and removal of directors and the appointment and removal of officers;
•
determinations with respect to corporate transactions, such as mergers, business combinations or dispositions of assets;
•
our financing and dividend policies;
•
our compensation and benefit programs and other human resources policy decisions;
•
determinations with respect to tax matters; and
•
changes to any other agreements that may adversely affect us.

If NAVER does not dispose of its remaining equity interest in our company, or if NAVER purchases shares of our common stock in the open market, it could remain our controlling stockholder for an extended period of time or indefinitely. Even if NAVER were to beneficially own less than a majority of the total voting power of our outstanding shares of common stock, NAVER may be able to influence the outcome of corporate actions requiring stockholder approval for as long as it owns a significant portion of our common stock. NAVER’s interests may not be the same as, or may conflict with, the interests of our other stockholders. Actions that NAVER takes with respect to us, as a controlling or significant stockholder, may not be favorable to us or our other stockholders.

We are a “controlled company” and, as a result, qualify for exemptions from certain corporate governance requirements.

NAVER beneficially owns a majority of the total voting power of our outstanding shares of common stock. As a result, we are a “controlled company” and, therefore, qualify for exemptions from certain corporate governance requirements, including:

•
the requirement that the Board be composed of a majority of independent directors;
•
the requirement that the Nominating and Corporate Governance Committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities or, if no such committee exists, that our director nominees be selected or recommended by independent directors constituting a majority of the Board’s independent directors in a vote in which only independent directors participate;
•
the requirement that the Compensation Committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•
the requirement for an annual performance evaluation of the Nominating and Governance Committee and the Compensation Committee.

We are utilizing these exemptions. Accordingly, our stockholders do not have the same protections afforded to stockholders of companies that are subject to all of the stock exchange corporate governance requirements.

We cannot be certain that an active trading market for our common stock will be sustained

Prior to the completion of the IPO, there was no public market for our common stock. Though an active trading market has developed following the completion of the IPO, we cannot assure you that such market will be sustained in the future. If an active and liquid trading market is not sustained, you may have difficulty selling or may not be able to sell any of your shares of our common stock at an attractive price or at all. An inactive trading market could also impair our ability to raise capital by selling shares of our common stock, our ability to attract and motivate our employees through equity incentive awards and our ability to acquire businesses, brands, assets or technologies by using shares of our common stock as consideration. Furthermore, the liquidity of the market for shares of our common stock may be constrained for as long as NAVER continues to own a significant portion of our common stock.

The stock price of our common stock may fluctuate significantly.

The market price of shares of our common stock may be highly volatile and fluctuate significantly due to a number of factors, some of which may be beyond our control, including:

•
changes in laws or regulations applicable to our industry or offerings;
•
speculation about our business in the press or the investment community;
•
price and volume fluctuations in the overall stock market;
•
volatility in the market price and trading volume of companies in our industry or companies that investors consider comparable;
•
share price and volume fluctuations attributable to inconsistent trading levels of our shares;
•
our ability to protect our intellectual property and other proprietary rights and to operate our business without infringing, misappropriating or otherwise violating the intellectual property and other proprietary rights of others;
•
sales of our common stock by us or our significant stockholders, officers and directors;
•
the expiration of contractual lock-up agreements;
•
the development and sustainability of an active trading market for our common stock;
•
success of competitive products or services;
•
the public’s response to press releases or other public announcements by us or others, including our filings with the SEC, announcements relating to litigation or significant changes to our key personnel;
•
the effectiveness of our internal controls over financial reporting;
•
changes in our capital structure, such as future issuances of debt or equity securities;
•
our entry into new markets;
•
tax developments in the U.S., Europe or other markets;
•
strategic actions by us or our competitors, such as acquisitions or restructurings;

•
changes in accounting principles;
•
litigation or governmental investigations initiated against us;
•
reputational issues, including reputations issues involving our competitors and their products, NAVER and our third-party partners;
•
overall market fluctuations and domestic and worldwide economic and political conditions, including related to geopolitical issues or the COVID-19 pandemic; and
•
other factors described in this “Risk Factors” section and elsewhere in this Report.

Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the trading price of our common stock. If any of the forgoing events occur, it could cause our stock price to fall and may expose us to lawsuits, including securities class action litigation, that, even if unsuccessful, could result in substantial costs and divert our management’s attention and resources. You should consider an investment in shares of our common stock to be risky, and you should invest in shares of our common stock only if you can withstand a significant loss and wide fluctuations in the market value of your investment.

We have identified certain material weaknesses in our internal control over financial reporting, and if our remediation of such material weaknesses is not effective, or if we experience additional material weaknesses or otherwise are unable to implement and maintain effective internal control over financial reporting in the future, investors could lose confidence in the accuracy and completeness of our financial reports and the market price of shares of our common stock could be adversely affected.

As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and, beginning the first full fiscal year after the completion of the IPO, provide an annual management report on the effectiveness of internal control over financial reporting, to which our independent registered public accounting firm will need to attest in accordance with guidelines set forth by the Public Company Accounting Oversight Board (“PCAOB”). Our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. We may in the future identify material weaknesses when evaluating our internal control over financial reporting that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act.

As part of our readiness efforts for compliance with Section 404 of the Sarbanes-Oxley Act, we have identified certain material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. The material weaknesses are as follows:

•
The Company did not design and maintain an effective control environment commensurate with its financial reporting requirements. Specifically, the Company lacked a sufficient complement of resources with an appropriate level of accounting knowledge, experience and training to appropriately analyze, record and disclose accounting matters timely and accurately. This material weakness contributed to the following additional material weaknesses:
•
The Company did not design and maintain effective controls related to the period-end financial reporting process, including designing and maintaining formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures. Additionally, the Company did not design and maintain controls over the preparation and review of account reconciliations.
•
The Company did not design and maintain effective controls over information technology (“IT”) general controls for information systems that are relevant to the preparation of its financial statements at certain locations. Specifically, the Company did not design and maintain (i) program change management controls for financial systems to ensure that information technology program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately; (ii) user access controls to ensure appropriate segregation of duties and that adequately restrict user access to financial applications, databases and operating systems to appropriate company personnel; and (iii) testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements.
•
The Company did not design and maintain effective controls related to segregation of duties at certain subsidiaries acquired during 2022.

These material weaknesses resulted in material audit adjustments to the consolidated financial statements as of and for the years ended December 31, 2023 and December 31, 2022. Additionally, these material weaknesses could result in a misstatement of substantially all of the Company’s accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

In addition to the material weaknesses discussed above, we also identified a certain material weakness in the design and maintenance of controls to validate reliability of information from a third-party service provider used in the recording of revenue and revenue-related transactions at the parent and two subsidiaries. In response to this material weakness, we implemented and operated manual controls to validate information supplied by the third-party service provider. As a result of such efforts, we believe the material weakness has been remediated as of December 31, 2023. Our completion of the remediation of this material weakness does not provide assurance that the remediation or other controls will continue to operate effectively in the future.

Our remediation efforts of the outstanding material weaknesses are ongoing. We cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the internal control deficiencies that led to our material weaknesses, that the material weaknesses will be remediated on a timely basis, or that additional material weaknesses will not be identified in the future. If the steps we take do not remediate the outstanding material weaknesses in a timely manner, there could continue to be a possibility that these control deficiencies or others could result in a material misstatement of our annual or interim consolidated financial statements. Further, our current internal control over financial reporting and any additional internal control over financial reporting that we develop may become inadequate because of changes in conditions in our business. Additionally, weaknesses in our disclosure controls and procedures and internal control over financial reporting may be discovered in the future.

The process of designing and implementing internal control over financial reporting required to comply with the disclosure and attestation requirements of Section 404 of the Sarbanes-Oxley Act is time consuming and costly. If during the evaluation and testing process we identify additional material weaknesses in our internal control over financial reporting or determine that these existing material weaknesses have not been remediated, our management will be unable to assert that our internal control over financial reporting is effective. Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses with respect to our internal control over financial reporting. If we are unable to assert that our internal control over financial reporting is effective, or when required in the future, if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected, and we could become subject to litigation or investigations by the stock exchange on which our common stock is listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

The obligations associated with being a standalone public company require significant resources and management attention.

As a public company, we are directly subject to reporting and other obligations under the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations of the SEC and the applicable stock exchange. As a standalone public company, we are required to:

•
prepare and distribute periodic reports, proxy statements and other stockholder communications in compliance with the federal securities laws and rules;
•
have our own board of directors and committees thereof, which comply with federal securities laws and rules and applicable stock exchange requirements;
•
maintain an internal audit function;
•
institute our own financial reporting and disclosure compliance functions;
•
establish an investor relations function; and
•
establish internal policies, including those relating to trading in our securities and disclosure controls and procedures.

These reporting and other obligations place, and will continue to place, significant demands on our management, diverting their time and attention from sales-generating activities to compliance activities, and require increased administrative and operational costs and expenses that we did not incur as a private company prior to the completion of the IPO, which could adversely affect our business, financial condition or results of operations.

We are a holding company and our only material assets are our equity interests in our subsidiaries. As a consequence, we depend on the ability of our subsidiaries to pay dividends and make other payments and distributions to us in order to meet our obligations.

We are a holding company with limited direct business operations. Our subsidiaries own substantially all of our assets and conduct substantially all of our operations. As a consequence, we depend on, among other things, dividends from our subsidiaries and permitted payments to us under arrangements with our subsidiaries to meet our obligations. These obligations include operating expenses and interest and principal on current and any future borrowings. Our subsidiaries, including certain subsidiaries organized outside the U.S., may not be able to, or may not be permitted under the applicable laws of the jurisdiction of their organization to, pay dividends or make distributions or loans to enable us to meet our obligations. Each subsidiary is a distinct legal entity and, under certain circumstances, legal, tax and contractual restrictions may limit our ability to obtain cash from our subsidiaries. If the cash we receive from our subsidiaries pursuant to dividends and other arrangements is insufficient to fund any of our obligations, or if a subsidiary is unable to pay future dividends or distributions to us to meet our obligations, we may be required to raise cash through, among other things, the incurrence of debt (including convertible or exchangeable debt), the sale of assets or the issuance of equity. Our liquidity and capital position are highly dependent on the performance of our subsidiaries and their ability to pay future dividends and distributions to us as anticipated. The evaluation of future dividend sources and our overall liquidity plans are subject to a variety of factors, including current and future market conditions, which are subject to change.

We do not intend to pay any cash distributions or dividends on our common stock in the foreseeable future.

We currently intend to retain any future earnings and do not expect to pay any cash distributions or dividends in the foreseeable future. Any future determination to declare cash distributions or dividends will be made at the discretion of our board of directors, subject to applicable laws and provisions of our organizational documents, after taking into account our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant. As a result, capital appreciation in the price of our common stock, if any, may be your only source of gain on an investment in our common stock.

Future sales of our common stock, or the perception that such sales may occur, could depress our common stock price.

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, including sales by the cornerstone investor, could depress the market price of our common stock. Our executive officers and directors and holders of substantially all of our outstanding common stock have agreed with the underwriters not to offer, sell, dispose of or hedge any shares of our common stock or any options or warrants to purchase any shares of our common stock, or securities convertible into, exchangeable for, or that represent the right to receive, shares of our common stock, subject to specified limited exceptions, during the period ending 180 days after the date of the IPO Prospectus, except with the prior written consent of Goldman Sachs & Co. LLC and Morgan Stanley & Co. LLC. Our Amended Charter authorizes us to issue up to 2,000,000,000 of our authorized shares of common stock. Substantially all of our common stock, except the shares sold in the IPO, are subject to the lock-up agreements with the underwriters of the IPO or market stand-off provisions. Shares of our common stock held by our affiliates will continue to be subject to the volume and other restrictions of Rule 144 under the Securities Act. Goldman Sachs & Co. LLC and Morgan Stanley & Co. LLC may, in their sole discretion and at any time without notice, release all or any portion of the shares subject to the lock-up.

Furthermore, certain holders of our common stock or their transferees, are entitled to rights with respect to the registration of their shares under the Securities Act. In addition, on June 26, 2024, we filed a registration statement on Form S-8 registering under the Securities Act the shares of common stock reserved for issuance under the 2020 Stock Option Plan, Amended and Restated 2020 Stock Option Plan, Second Amended and Restated 2020 Stock Option Plan, Third Amended and Restated 2020 Stock Option Plan and the 2024 Omnibus Incentive Plan. Shares registered on the Form S-8 are eligible for sale in the public markets, subject to vesting restrictions, any applicable lock-up agreements described in the preceding paragraph and Rule 144 limitations applicable to affiliates. Sales of our common stock pursuant to these registration rights or the registration statement on Form S-8 may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause our stock price to fall and make it more difficult for you to sell shares of our common stock.

The price of our common stock could decline if securities analysts do not publish research or if securities analysts or other third parties publish inaccurate or unfavorable research about us.

The trading of our common stock is likely to be influenced by the reports and research that industry or securities analysts publish about us, our business, our market or our competitors. As a new public company, we may be slow to attract research coverage and the analysts who publish information on our common stock will have had relatively little experience with us, which could affect their ability to accurately forecast our results and make it more likely that we fail to meet their estimates. If any of the analysts who cover us issues an inaccurate or unfavorable opinion regarding the market price of our common stock or downgrade our common stock, the trading price for our common stock would be negatively affected. And if one or more securities or industry analysts cease to cover the Company or fail to regularly publish reports on us, we could lose visibility in the financial markets which, in turn, could cause our stock price or trading volume to decline.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes appearing in this Report. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.

Anti-takeover provisions in our governing documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.

Our Amended Charter, Amended Bylaws and Delaware law contain provisions that could have the effect of rendering more difficult, delaying or preventing an acquisition deemed undesirable by our board of directors. Among other things, our Amended Charter or Amended Bylaws includes the following provisions:

•
authorizing “blank check” preferred stock that our board of directors could issue to increase the number of outstanding shares to discourage a takeover attempt;
•
providing for a classified board of directors with staggered, three-year terms, which could delay the ability of stockholders to change the membership of a majority of our board of directors;
•
not providing for cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•
limiting the ability of stockholders to call a special stockholder meeting;
•
prohibiting stockholders from acting by written consent at any time when NAVER beneficially owns, in the aggregate, less than 35% in voting power of our common stock;
•
establishing advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings;
•
at any time when NAVER owns, in the aggregate, less than 35% in voting power of our stock entitled to vote generally in the election of directors, the removal of directors other than NAVER Group Directors and LY Group Directors (as each of these terms is defined in our Amended Charter) only for cause and only upon the affirmative vote of the holders of at least 66 2/3% in voting power of all the then-outstanding shares of common stock of the Company entitled to vote thereon;
•
providing that our board of directors is expressly authorized to amend, alter, rescind or repeal our Amended Bylaws; and
•
at any time when NAVER beneficially owns, in the aggregate, less than 50% in our voting power entitled to vote generally in the election of directors (the “Trigger Event”), requiring the affirmative vote of holders of at least 66 2/3% of the voting power of all of the then outstanding shares of common stock to amend provisions of our Amended Charter relating to the management of our business, our board of directors, stockholder action by written consent, calling special meetings of stockholders, competition and corporate opportunities, Section 203 of the Delaware General Corporation Law (the “DGCL”), forum selection and the liability of our directors, or to amend, alter, rescind or repeal our Amended Bylaws.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management. We have opted out of Section 203 of the DGCL. However, our Amended Charter contains similar provisions providing that, subject to certain exceptions, we may not engage in certain “business combinations” with any “interested stockholder” for a three-year period following the time that the stockholder became an interested stockholder, unless (i) prior to the time such stockholder became an interested stockholder, the board approved the transaction that resulted in such stockholder becoming an interested stockholder, (ii) upon consummation of the transaction that resulted in such stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of our voting stock outstanding at the time the transaction commenced, excluding certain shares, or (iii) following board approval, the business combination receives the approval of the holders of at least 66 2/3% of our outstanding voting stock not held by such interested stockholder at an annual or special meeting of stockholders. Our Amended Charter provides that NAVER or LY Corporation or any of their current or future affiliates, any direct or indirect transferees of NAVER or any of their current or future affiliates, or any group as to which such persons are a party, do not constitute “interested stockholders” for purposes of this provision.

Any provision of our Amended Charter, Amended Bylaws or Delaware law that has the effect of delaying, preventing or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

Our Amended Charter designates specific courts as the exclusive forum for certain litigation that may be initiated by our stockholders, which may limit our stockholders’ abilities to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our Amended Charter provides that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum, to the fullest extent permitted by law, for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a duty (including any fiduciary duty) by, or other wrongdoing by, any of our current or former director, officer, employee, agent or stockholder to us or to our stockholders, (3) any action asserting a claim against us or any of our current or former director, officer, employee, agent, or stockholder arising out of or relating to any provision of the DGCL, our Amended Charter or our Amended Bylaws (as either may be amended and/or restated from time to time), (4) any action to interpret, apply, enforce or determine the validity of our Amended Charter or our Amended Bylaws, (5) any action asserting a claim against us or any of our current or former director, officer, employee, agent or stockholder governed by the internal affairs doctrine or (6) any action asserting an “internal corporate claim” as that term is defined in Section 115 of the DGCL shall be the Court of Chancery of the State of Delaware (or, if and only if the Court of Chancery of the State of Delaware lacks subject matter jurisdiction, any state court located within the State of Delaware or, if and only if all such state courts lack subject matter jurisdiction, the federal district court for the District of Delaware) and any appellate court therefrom (the “Delaware Forum Provision”). Notwithstanding the foregoing, our Amended Charter provides that the Delaware Forum Provision will not apply to any action or proceeding asserting a claim under the Securities Act. Further, our Amended Charter provides that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States shall be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act against us or any of our director, officer, employee or agent (the “Federal Forum Provision”).

The Delaware Forum Provision and the Federal Forum Provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the Delaware Forum Provision or the Federal Forum Provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business, financial condition or results of operations. Any person or entity purchasing or otherwise acquiring any interest in our shares of capital stock shall be deemed to have notice of and consented to the Delaware Forum Provision and the Federal Forum Provision, but will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sale of Equity Securities

On June 28, 2024, substantially concurrently with the closing of the IPO, we issued 2,380,952 shares of common stock to NAVER U.Hub Inc., a wholly-owned subsidiary of NAVER Corporation, at $21.00 per share for aggregate proceeds of $50.0 million. The shares of common stock were issued under a Stock Purchase Agreement entered into on June 16, 2024 and pursuant to a private placement transaction exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

Use of Proceeds

On June 26, 2024, our Registration Statement on Form S-1 (File No. 333-279863) relating to our IPO was declared effective by the SEC. On June 28, 2024, we completed the IPO, pursuant to which we issued and sold 15,000,000 shares at a price to the public of $21.00 per share. Goldman Sachs & Co. LLC, Morgan Stanley, J.P. Morgan and Evercore ISI served as active bookrunners for the IPO. Deutsche Bank Securities, UBS Investment Bank and HSBC served as joint bookrunners for the IPO. Raymond James and LionTree served as co-managers for the IPO. We received net proceeds of approximately $283.5 million, after deducting underwriting discounts and commissions and offering expenses payable by us. There has been no material change in the planned use of proceeds from our IPO as described in the IPO Prospectus.

On July 26, 2024, the underwriters of the IPO partially exercised their option to purchase additional shares of common stock pursuant to the underwriting agreement relating to the IPO. The transaction resulted in our issuing and selling an additional 1,371,549 shares of common stock at a price to the public of $21.00 per share on July 30, 2024. We received net proceeds of approximately $26.8 million therefrom, after deducting underwriting discounts and commissions payable by us. The proceeds were used for general corporate purposes.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2024)
3.2	Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2024)
10.1

Registration Rights Agreement by and among the Company and certain stockholders identified therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2024)

10.2	Stockholder Agreement by and between the Company and NAVER Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2024)
10.3	Stockholder Agreement by and between the Company and LY Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2024)
10.4

Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-279863) filed with the SEC on May 31, 2024)

10.5†	2024 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-8 filed with the SEC on June 26, 2024)
10.6†	2020 Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-279863) filed with the SEC on May 31, 2024)
10.7†	Amended and Restated 2020 Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-279863) filed with the SEC on May 31, 2024)
10.8†

Second Amended and Restated 2020 Stock Option Plan (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-279863) filed with the SEC on May 31, 2024)

10.9†

Third Amended and Restated 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-279863) filed with the SEC on May 31, 2024)

10.10†

Form of Stock Option Agreement (U.S.) under 2020 Stock Option Plan (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-279863) filed with the SEC on May 31, 2024)

10.11†

Form of Stock Option Agreement (Korea) under 2020 Stock Option Plan (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-279863) filed with the SEC on May 31, 2024)

10.12†

Form of Stock Option Agreement (Korea) under Amended and Restated 2020 Stock Option Plan (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-279863) filed with the SEC on May 31, 2024)

10.13†

Form of Stock Option Agreement (Korea) under Third Amended and Restated 2020 Stock Option Plan (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-279863) filed with the SEC on May 31, 2024)

10.14†

Form A of Restricted Stock Unit Agreement under Third Amended and Restated 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-279863) filed with the SEC on May 31, 2024)

10.15†

Form B of Restricted Stock Unit Agreement under Third Amended and Restated 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-279863) filed with the SEC on May 31, 2024)

10.16†

Form C of Restricted Stock Unit Agreement under Third Amended and Restated 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-279863) filed with the SEC on May 31, 2024)

10.17†

Restricted Stock Unit Agreement under Third Amended and Restated 2020 Equity Incentive Plan between the Registrant and Junkoo Kim (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-279863) filed with the SEC on May 31, 2024)

10.18†

Stock Option Agreement under Third Amended and Restated 2020 Equity Incentive Plan between the Registrant and David Lee (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (File No. 333-279863) filed with the SEC on May 31, 2024)

10.19†

2023 Restricted Stock Unit Agreement under Third Amended and Restated 2020 Equity Incentive Plan between the Registrant and David Lee (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (File No. 333-279863) filed with the SEC on May 31, 2024)

Exhibit Number	Description
10.20†

2024 Restricted Stock Unit Agreement under Third Amended and Restated 2020 Equity Incentive Plan between the Registrant and David Lee (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-279863) filed with the SEC on May 31, 2024)

10.21†

Stock Option Agreement under Third Amended and Restated 2020 Equity Incentive Plan between the Registrant and Chankyu Park (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-279863) filed with the SEC on May 31, 2024)

10.22†

English Translation of Form of Business Delegation Agreement (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-279863) filed with the SEC on May 31, 2024)

10.23†

English Translation of Form of Annex Agreement to Business Delegation Agreement (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (File No. 333-279863) filed with the SEC on May 31, 2024)

10.24†

Executive Employment Agreement, dated October 14, 2023, between the Registrant and David Lee (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-279863) filed with the SEC on May 31, 2024)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

** Furnished herewith

† Management compensatory plan or contract

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEBTOON Entertainment Inc.
Date: August 12, 2024	By:	/s/ David J. Lee
David J. Lee
Chief Financial Officer
(Principal Financial Officer)