Form 10-Q
period 2024-09-30
WEBTOON Entertainment Inc.
filed 2024-11-12
CIK 1997859

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 1, 2024, the registrant had 128,313,144 shares of common stock, par value $0.0001 per share, outstanding.

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

PART I-FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements.

WEBTOON Entertainment Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands of USD, except share and per share data)

	As of
	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$585,516	$231,745
Receivables[1], net of allowance for credit losses of $3,233 and $1,049 at September 30, 2024 and December 31, 2023 respectively	189,930	171,776
Asset held for sale	—	6,827
Other current assets, net[2]	105,959	82,479
Total current assets	881,405	492,827
Property and equipment, net	8,333	11,692
Operating lease right-of-use assets	17,418	29,472
Debt and equity securities	78,507	91,233
Intangible assets, net	197,663	219,502
Goodwill, net	759,672	779,176
Equity method investments	83,824	64,222
Deferred tax assets	14,888	24,045
Other non-current assets, net[3]	84,032	64,436
Total assets	$2,125,742	$1,776,605
Liabilities and equity
Current liabilities:
Accounts payable[4]	$111,095	$127,427
Accrued expenses[5]	95,965	62,782
Short-term borrowings and current portion of long-term debt[6]	—	4,252
Current portion of operating lease liabilities[7]	6,096	9,945
Contract liabilities[8]	107,507	76,722
Income tax payables - corporate tax	7,179	9,459
Consumption taxes payables	8,701	7,339
Provisions and defined pension benefits	4,477	5,564
Other current liabilities	12,933	12,584
Total current liabilities	353,953	316,074
Non-current liabilities:
Long-term operating lease liabilities[9]	11,206	19,238
Defined severance benefits	20,005	23,361
Deferred tax liabilities	26,607	61,134
Other non-current liabilities	3,262	9,322
Total liabilities	$415,033	$429,129
Commitments and Contingencies (Note 8)
Redeemable non-controlling interest in subsidiary	$41,849	$41,429
Stockholders' equity:
Common stock, $0.0001 par value (2,000,000,000 authorized, 128,313,144 shares and 109,505,150 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively)	$13	$11
Preferred stock, $0.0001 par value (100,000,000 authorized, no shares and - shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively)	—	—
Additional paid-in capital	2,093,511	1,667,246
Accumulated other comprehensive loss	(64,578)	(54,824)
Accumulated deficit	(414,232)	(363,292)
Total stockholders' equity attributable to WEBTOON Entertainment Inc.	1,614,714	1,249,141
Non-controlling interests in consolidated subsidiaries	54,146	56,906
Total equity	1,668,860	1,306,047
Total liabilities, redeemable non-controlling interest, and equity	$2,125,742	$1,776,605
1.
Includes amounts due from related parties of $64,412 and $63,723 as of September 30, 2024 and December 31, 2023, respectively. (See Note 13. Related Parties and Variable Interest Entity)
2.
Includes amounts due from related parties of $14,749 and $– as of September 30, 2024 and December 31, 2023, respectively. (See Note 13. Related Parties and Variable Interest Entity)
3.
Includes amounts due from related parties of $34,502 and $15,876 as of September 30, 2024 and December 31, 2023, respectively. (See Note 13. Related Parties and Variable Interest Entity)

4.
Includes amounts due to related parties of $21,134 and $6,713 as of September 30, 2024 and December 31, 2023, respectively. (See Note 13. Related Parties and Variable Interest Entity)
5.
Includes amounts due to related parties of $7,510 and $– as of September 30, 2024 and December 31, 2023, respectively.
6.
Includes amounts due to related parties of $– and as of $3,800 September 30, 2024 and December 31, 2023, respectively. (See Note 13. Related Parties and Variable Interest Entity)
7.
Includes amounts due to related parties of $3,134 and $6,426 as of September 30, 2024 and December 31, 2023, respectively. (See Note 13. Related Parties and Variable Interest Entity)
8.
Includes amounts due to related parties of $– and $16,160 as of September 30, 2024 and December 31, 2023, respectively. (See Note 13. Related Parties and Variable Interest Entity)
9.
Includes amounts due to related parties of $8,927 and $14,852 as of September 30, 2024 and December 31, 2023, respectively. (See Note 13. Related Parties and Variable Interest Entity)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WEBTOON Entertainment Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands of USD, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenue[1]	$347,915	$317,764	$995,631	$948,684
Cost of revenue[2]	(256,534)	(245,666)	(738,834)	(729,591)
Marketing[3]	(32,719)	(33,066)	(75,645)	(95,452)
General and administrative expenses[4]	(66,747)	(45,779)	(254,145)	(155,617)
Operating loss	(8,085)	(6,747)	(72,993)	(31,976)
Interest income	6,512	913	9,790	2,288
Interest expense	—	(18)	(44)	(59)
Income (loss) on equity method investments, net	(138)	1,056	(1,070)	2,539
Other income (loss), net[5]	11,798	(721)	12,644	(2,773)
Income (loss) before income tax	10,087	(5,517)	(51,673)	(29,981)
Income tax benefit (expense)	9,899	(5,934)	1,324	(19,512)
Net income (loss)	19,986	(11,451)	(50,349)	(49,493)
Net income (loss) attributable to WEBTOON Entertainment Inc.	19,753	(11,175)	(50,940)	(48,854)
Net income (loss) attributable to non-controlling interests and redeemable non-controlling interests	233	(276)	591	(639)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	39,570	(17,173)	(9,605)	(51,778)
Share of other comprehensive loss of equity method investments, net of tax	(140)	(53)	(149)	(909)
Total other comprehensive income (loss), net of tax	39,430	(17,226)	(9,754)	(52,687)
Total comprehensive income (loss)	$59,416	$(28,677)	$(60,103)	$(102,180)
Total comprehensive income (loss) attributable to WEBTOON Entertainment Inc.	59,183	(28,401)	(60,694)	(101,541)
Total comprehensive income (loss) attributable to non-controlling interests and redeemable non-controlling interests	233	(276)	591	(639)

Weighted average shares outstanding
Basic	128,327,971	109,505,150	116,023,733	109,505,150
Diluted	130,817,876	109,505,150	116,023,733	109,505,150

Income (loss) per share attributable to WEBTOON Entertainment Inc.
Basic	$0.15	$(0.10)	$(0.44)	$(0.44)
Diluted	$0.15	$(0.10)	$(0.44)	$(0.44)

1.
Includes amounts earned from related parties of $21,744 and $15,452 for the three months ended September 30, 2024, and September 30, 2023, respectively and $55,911 and $62,226 for the nine months ended September 30, 2024, and September 30, 2023, respectively. (See Note 13. Related Parties and Variable Interest Entity)
2.
Includes amounts incurred from related parties of $27,318 and $3,143 for the three months ended September 30, 2024, and September 30, 2023, respectively and $67,780 and $10,286 for the nine months ended September 30, 2024 and September 30, 2023, respectively. (See Note 13. Related Parties and Variable Interest Entity)
3.
Includes amounts incurred from related parties of $(1,920) and $60 for the three months ended September 30, 2024, and September 30, 2023, respectively and $(4,861) and $157 for the nine months ended September 30, 2024 and September 30, 2023, respectively. (See Note 13. Related Parties and Variable Interest Entity)
4.
Includes amounts incurred from related parties of $9,285 and $7,533 for three months ended September 30, 2024, and September 30, 2023, respectively and $23,666 and $23,576 for the nine months ended September 30, 2024 and September 30, 2023, respectively. (See Note 13. Related Parties and Variable Interest Entity).
5.
Includes amounts earned from related parties of $456 and $298 for three months ended September 30, 2024 and September 30, 2023, respectively and $3,135 and $51 for the nine months ended September 30, 2024 and September 30, 2023, respectively. (See Note 13. Related Parties and Variable Interest Entity)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WEBTOON Entertainment Inc.

Condensed Consolidated Statements of Stockholders' Equity and Group Equity

(unaudited)

(in thousands of USD, except share and per share data)

	Common Stock		Additional paid-in	Accumulated other comprehensive	Accumulated	Total stockholders' equity attributable to WEBTOON Entertainment	Non- controlling interests in consolidated	Group
	Shares	Amount	capital	loss	deficit	Inc.	subsidiaries	Equity	Total equity
Balance as of January 1, 2023	97,091,692	$10	$1,038,284	$(36,667)	$(212,033)	$789,594	$85,395	$593,513	$1,468,502
Net loss	—	—	—	—	(10,875)	(10,875)	(320)	(6,686)	(17,881)
Foreign currency translation adjustments, net of tax	—	—	—	(18,396)	—	(18,396)	—	—	(18,396)
Equity in income of equity method investees	—	—	—	(831)	—	(831)	—	—	(831)
Equity-based compensation	—	—	125	—	—	125	1,937	—	2,062
Balance as of March 31, 2023	97,091,692	10	1,038,409	(55,894)	(222,908)	759,617	87,012	586,827	1,433,456
Net income (loss)	—	—	—	—	(13,167)	(13,167)	451	(6,951)	(19,667)
Foreign currency translation adjustments, net of tax	—	—	—	(16,209)	—	(16,209)	—	—	(16,209)
Equity in income of equity method investees	—	—	—	(25)	—	(25)	—	—	(25)
Equity-based compensation	—	—	142	—	—	142	417	—	559
Changes in scope of consolidation	—	—	—	—	—	—	(11,131)	—	(11,131)
Common control transaction	12,413,458	1	628,316	—	(48,441)	579,876	—	(579,876)	—
Balance as of June 30, 2023	109,505,150	$11	$1,666,867	$(72,128)	$(284,516)	$1,310,234	$76,749	$—	$1,386,983
Net loss	—	—	—	—	(11,174)	(11,174)	(190)	—	(11,364)
Foreign currency translation adjustments, net of tax	—	—	—	(17,174)	—	(17,174)	—	—	(17,174)
Equity in income of equity method investees	—	—	—	(53)	—	(53)		—	(53)
Equity-based compensation	—	—	170	—	—	170	774	—	944
Changes in scope of consolidation	—	—	—	—	—	—	3,257	—	3,257
Balance as of September 30, 2023	109,505,150	$11	$1,667,037	$(89,355)	$(295,690)	$1,282,003	$80,590	$—	$1,362,593

Balance as of January 1, 2024	109,505,150	$11	$1,667,246	$(54,824)	$(363,292)	$1,249,141	$56,906	$—	$1,306,047
Net income (loss)	—	—	—	—	6,192	6,192	(56)	—	6,136
Foreign currency translation adjustments, net of tax	—	—	—	(28,689)	—	(28,689)	—	—	(28,689)
Equity in income of equity method investees	—	—	—	(9)	—	(9)	—	—	(9)
Equity-based compensation	—	—	1,121	—	—	1,121	472	—	1,593
Changes in scope of consolidation	—	—	—	—	—	—	(3,861)	—	(3,861)
Balance as of March 31, 2024	109,505,150	11	1,668,367	(83,522)	(357,100)	1,227,756	53,461	—	1,281,217
Net income (loss)	—	—	—	—	(76,885)	(76,885)	137	—	(76,748)
Foreign currency translation adjustments, net of tax	—	—	—	(20,486)	—	(20,486)	—	—	(20,486)
Issuance of common stock through initial public offering	15,000,000	2	281,735	—	—	281,737	—	—	281,737
Issuance of common stock through private placement	2,380,952	0	50,000	—	—	50,000	—	—	50,000
Equity-based compensation[1]	—	—	53,224	—	—	53,224	225	—	53,449
Balance as of June 30, 2024	126,886,102	$13	$2,053,326	$(104,008)	$(433,985)	$1,515,346	$53,823	$—	$1,569,169
Net income (loss)	—	—	—	—	19,753	19,753	89	—	19,842
Foreign currency translation adjustments, net of tax	—	—	—	39,570	—	39,570	—	—	39,570
Issuance of common stock	1,427,042	0	27,533	—	—	27,533	—	—	27,533
Equity in income of equity method investees	—	—	—	(140)	—	(140)	—	—	(140)
Equity-based compensation[1]	—	—	12,652	—	—	12,652	234	—	12,886
Balance as of September 30, 2024	128,313,144	$13	$2,093,511	$(64,578)	$(414,232)	$1,614,714	$54,146	$—	$1,668,860

1.
During the nine months ended September 30, 2024, the Company recorded a dividend of $17.3 million as a reduction in additional paid-in capital for stock options granted to NAVER's employees who did not provide services to the Company (See Note 1. Description of Business and Summary of Significant Accounting Policies for the definitions of the Company and NAVER).

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WEBTOON Entertainment Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands of USD)

	For the Nine Months Ended
	September 30, 2024	September 30, 2023
Operating activities:
Net Loss	$(50,349)	$(49,493)
Adjustments to reconcile net loss to cash provided by operating activities:
Provision for bad debt expense	2,482	667
Depreciation and amortization	27,953	27,943
Operating lease expense	8,013	9,210
Loss on foreign currency, net	(616)	8,138
Deferred tax expense	(23,698)	(1,787)
Gain on debt and equity securities, net	(5,143)	(886)
Loss (gain) on equity method investments, net	1,069	(2,539)
Contingent consideration liability	(3,713)	(1,797)
Stock-based compensation	72,114	4,331
Gain on disposal of right-of-use assets	(1,883)	—
Other non-cash items	336	379
Changes in operating assets and liabilities
Changes in receivables, net of allowance	(25,706)	6,278
Changes in other assets	(46,334)	(9,210)
Changes in accounts payable	2,109	3,088
Changes in accrued expenses	30,299	17,710
Changes in contract liabilities	34,348	16,674
Changes in other liabilities	12,256	(10,790)
Changes in operating lease liabilities	(7,318)	(8,083)
Payment of severance benefits, net of cash transferred	320	(2,314)
Net cash provided by operating activities	$26,539	$7,519
Investing activities:
Proceeds from maturities of short-term investments	63,205	7,691
Proceeds from sale of debt and equity securities	2,975	—
Purchases of property and equipment	(1,313)	(9,837)
Proceeds from sale of equity method investments	5,963	—
Payment made for short-term investments	(68,369)	(22,645)
Payment made for loan receivable	(178)	(12,035)
Purchases of intangible assets	(7,678)	(8,096)
Purchases of equity method investments	(5,792)	(685)
Disposal of businesses, net of cash disposed	(361)	2,008
Other investing activities	318	(1,472)
Net cash used in investing activities	$(11,230)	$(45,071)
Financing activities:
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts and commissions	292,950	—
Proceeds from issuance of common stock related to private placement	50,000	—
Proceeds from stock option exercise	574	—
Capital contribution to a non-wholly owned subsidiary from a limited partner	—	3,257
Proceeds from exercise of over-allotment, net of underwriting discounts and commissions	26,786	—
Payments of initial public offering costs	(11,154)	—
Repayments of short-term borrowings	(3,639)	(6,733)
Payment of contingent consideration related to business acquisition	(1,849)	(2,923)
Net cash provided by (used in) financing activities	$353,668	$(6,399)
Effect of exchange rate changes on cash and cash equivalents	(15,206)	(11,514)
Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	353,771	(55,465)
Cash and cash equivalents at beginning of the year	231,745	279,709
Cash and cash equivalents at end of the year	$585,516	$224,244
Supplemental disclosure:
Income taxes paid	$23,683	$18,440
Interest paid	85	88
Reclassification of deferred offering costs to additional paid-in capital upon IPO	11,215	—
Deferred offering costs not yet paid	270	—
Reclassification of debt and equity securities to equity method investments	19,422	—

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

On March 27, 2024, the Company’s board of directors approved a merger between Line Digital Frontier Corporation (“LDF”) and eBOOK Initiative Japan Co., Ltd. ("eBIJ"), to integrate the Company's two wholly owned subsidiaries’ business and operations, with LDF as the surviving company (the “LDF-eBIJ Merger”). The effective date of the LDF-eBIJ Merger was September 1, 2024 and eBIJ was dissolved through an absorption-type merger under the applicable corporate laws in Japan.

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

Concentrations of Credit Risk

Cash and cash equivalents, receivables and loan receivables are potentially subject to concentration of credit risk. Cash, cash equivalents, and restricted cash are placed with several financial institutions that management believes are of high credit quality. The Company’s receivable include amounts concentrated with three payment gateway companies representing 57.8% and 49.6% of the total receivables balance as of September 30, 2024 and December 31, 2023, respectively.Three borrowers represent 89.2% and 96.6% of the total loan receivables balance as of September 30, 2024 and December 31, 2023, respectively.

Forward Stock Split, Change in Par Value, Initial Public Offering

On June 26, 2024, the Company filed an Amended and Restated Certificate of Incorporation (the “Amended Charter'') which effectuated a 30-for-1 forward stock split of its common stock and adjusted the par value of its common stock from $0.01 to $0.0001 on such date. Accordingly, all share and per share amounts presented in the Condensed Consolidated Financial Statements have been retroactively adjusted to reflect the stock split and change in par value for all periods presented. In lieu of issuing fractional shares, the Company opted to pay the holder thereof an amount in cash equal to the fair market value of such fractional share. The Amended Charter authorized 2,100,000,000 shares of capital stock, consisting of 2,000,000,000 shares of common stock, par value $0.0001 per share, and 100,000,000 shares of undesignated preferred stock, par value $0.0001 per share. No preferred stock was issued and outstanding as of September 30, 2024 and December 31, 2023.

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

In November 2024, the FASB issued Accounting Standards Update No. 2024-03, Income Statement (Topic 220): Disaggregation of Income Statement Expenses”, which requires additional disclosures of certain amounts included in the expense captions presented on the Statement of Operations as well as disclosures about selling expenses. The ASU is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, and early adoption is permitted. The Company is currently evaluating the impacts of adopting this guidance on its financial statement disclosures.

Note 2. Revenue

Disaggregation of Revenue

The following table shows revenues disaggregated by revenue stream for the three months ended September 30, 2024 and September 30, 2023, respectively and for the nine months ended September 30, 2024, and September 30, 2023, respectively:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(in thousands of USD)		(in thousands of USD)
Paid Content	$285,228	$261,833	$812,791	$775,654
Advertising	43,384	35,924	120,800	108,374
IP Adaptations	19,303	20,007	62,040	64,656
Total	$347,915	$317,764	$995,631	$948,684

The revenue stream disaggregation above takes into consideration how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Paid content revenue is generated from the provision of platform services that enable users to access content. Paid content revenue also includes $2.8 million and $1.8 million of physical book sales through the platform for the three months ended September 30, 2024 and September 30, 2023, respectively and $8.0 million and $5.5 million for nine months ended September 30, 2024 and 2023, respectively. Advertising revenue represents amounts earned for the display of advertisements on our offerings or product placement within content. IP Adaptations include the internal development of film, streaming series, or other rich media format adaptations commissioned by third party studios or streaming platforms; the license fees generated from sub-licensing content to third parties are $3.2 million and $2.6 million for the three months ended September 30, 2024 and 2023, respectively, and $10.0 million and $8.6 million for the nine months ended September 30, 2024 and 2023; as well as $1.8 million and $2.8 million of merchandise sales generated through external platforms, IP royalties, and pop-up stores for the three months ended September 30, 2024 and 2023, respectively, and $10.6 million and $6.2 million for the nine months ended September 30, 2024 and 2023, respectively.

Contract Liabilities

Contract liabilities primarily include payments received for virtual currency prior to the Company satisfying its performance obligation to deliver content to the customer.

We recognized revenues of $72.2 million and $54.8 million during the three months ended September 30, 2024 and 2023, respectively, and $70.1 million and $58.7 million during the nine months ended September 30, 2024 and 2023, respectively, that were included within Contract liabilities on the Condensed Consolidated Balance Sheets as of the beginning of the respective period.

Our remaining performance obligations were $107.5 million and $76.7 million as of September 30, 2024, and December 31, 2023, respectively, and we expect to recognize the entire amounts within one year of the respective dates.

Note 3. Earnings (loss) per share

For the three and nine months ended September 30, 2023, for the purpose of calculating earnings (loss) per share and as a result of the common control transaction as described in Note 1. Description of Business and Summary of Significant Accounting Policies, the weighted-average number of shares used in the calculation reflects the outstanding shares of Wattpad as if the equity structure of the Parent (the accounting acquirer) was retroactively stated to reflect the number of shares issued in the Wattpad Transfer.

Basic earnings (loss) per share is computed using the weighted-average number of outstanding shares of common stock during the period, including vested restricted stock units ("RSUs"). Diluted earnings (loss) per share is computed using the weighted average number of outstanding shares of common stock and, potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of incremental shares issuable upon the assumed exercise of stock options and vesting of unvested RSUs. For the three and nine months ended September 30, 2024 and 2023, the Company's Korean subsidiaries and equity method investees each had outstanding stock options that will be settled in each respective subsidiary or equity method investee's common shares. The numerator of the Company's earnings (loss) per share include the Parent's proportionate share of the diluted earnings or loss per share impact of outstanding subsidiaries and equity method investees' stock options.

The following table sets forth the computation of basic and diluted earnings (loss) per share, as adjusted on a retrospective basis to reflect the Stock Split as discussed in Note 1. Description of Business and Summary of Significant Accounting Policies, for the three months ended September 30, 2024 and 2023, respectively, and for the nine months ended September 30, 2024 and 2023, respectively (in thousands of USD, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Basic earnings (loss) per share:
Net income (loss) attributable to Webtoon Entertainment Inc.	$19,753	$(11,175)	$(50,940)	$(48,854)
Add: allocation to subsidiary / equity method investee participating security[1]	—	644	123	576
Net income (loss) attributable to Webtoon Entertainment Inc.	$19,753	$(10,531)	$(50,817)	$(48,278)
Shares used in computation:
Weighted-average common shares outstanding	128,327,971	109,505,150	116,023,733	109,505,150
Basic earnings (loss) per share:	$0.15	$(0.10)	$(0.44)	$(0.44)
Diluted earnings (loss) per share:
Net income (loss) attributable to Webtoon Entertainment Inc.	$19,753	$(10,531)	$(50,817)	$(48,278)
Add: dilutive impact of subsidiary / equity method investee stock options	(2)	(1)	(6)	0
Diluted net income (loss) attributable to Webtoon Entertainment Inc.	$19,751	$(10,532)	$(50,823)	$(48,278)
Shares used in computation:
Weighted-average common shares outstanding	128,327,971	109,505,150	116,023,733	109,505,150
Dilutive effect of stock options and unvested RSUs	2,489,905	—	—	—
Diluted weighted-average common shares outstanding	130,817,876	109,505,150	116,023,733	109,505,150
Diluted earnings (loss) per share	$0.15	$(0.10)	$(0.44)	$(0.44)

1.
Represents net loss allocable to Jakga Company Inc. ("Jakga") redeemable convertible preferred stock which is a participating security per ASC 260. Jakga became an equity method investee from a subsidiary when it was deconsolidated on March 28, 2024 (Refer to Note 14. Disposition for additional information for Jakga disposition).

The following potentially dilutive outstanding securities were excluded from the computation of diluted net earnings (loss) per share because their effect would have been anti-dilutive for the periods presented, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Stock options	2,755,529	9,099,840	10,987,180	9,099,840
Unvested RSUs	1,620,028	-	2,539,868	-
Subsidiary / equity method investee stock options	332,597	603,797	332,597	610,897
Total	4,708,154	9,703,637	13,859,645	9,710,737

Note 4. Other Assets, net

Other Current Assets, net

	As of
	September 30, 2024	December 31, 2023
	(in thousands of USD)
Advance payments, net	$56,229	$37,148
Term deposits	24,843	19,875
Prepaid expenses	13,894	17,045
Other current assets, net	10,993	8,411
Total other current assets, net	$105,959	$82,479

Advance payments are primarily comprised of the advance payments for production of film contents and the payment of minimum guarantees to creators or publishers for their provision of content, such as web-comics, on the Company’s platform.

The advance payments for production of film contents are directly related to the contract that will be used to satisfy a future performance obligation and are expected to be recovered. These costs are amortized on a systematic basis consistent with the transfer of services to the customer to which the asset relates. The Company's balance of advance payments due to film production contracts are $39.8 million and $24.7 million as of September 30, 2024 and December 31, 2023, respectively.

The advance payments for minimum guarantee are amortized as associated commission expenses payable to creators or publishers are incurred. When the Company determines the estimated future commission expenses payable are less than the carrying amount of such advance payments, the remaining portion of that advance payment is charged to expense in the period in which such determination is made. The Company charged advance payments to expense due to such determination in the amounts of $0.2 million and $1.2 million as of September 30, 2024 and December 31, 2023, respectively.

Term deposits are bank deposits held by Korean and Japanese subsidiaries of the Company maturing between three months and one year as of September 30, 2024 and December 31, 2023. As of September 30, 2024 and December 31, 2023, $8.2 million and $7.1 million of the term deposit balance was pledged to Sumitomo Mitsui Banking Corporation as a compensating balance deposit on contract liabilities of the Company’s subsidiary in accordance with the Payment Services Act in Japan, respectively.

Other Non-Current Assets, net

	As of
	September 30, 2024	December 31, 2023
	(in thousands of USD)
Advance payments, net	$45,065	$29,181
Long-term loans, net	35,694	29,017
Other non-current assets, net	3,273	6,238
Total other non-current assets, net	$84,032	$64,436

Long-term advance payments represent the portion of advance payments expected to remain on the balance sheet beyond one year. When the Company determines the estimated future commission expenses payable are less than the carrying amount of the long-term advance payments, the remaining portion of that long-term advance payment is charged to expense in the period in which such determination is made. The Company's balance of advance payments due to film production contracts are $20.5 million and $8.7 million, and charged long-term advance payments to expense due to such determination in the amounts of $4.4 million and $4.4 million as of September 30, 2024 and December 31, 2023, respectively.

Note 5. Goodwill, net

The changes in the carrying amount of goodwill for the nine months ended September 30, 2024 and 2023 are as follows:

	Nine Months Ended
	September 30, 2024	September 30, 2023
	(in thousands of USD)
Goodwill at January 1	$843,298	$884,052
Less: accumulated impairment losses	(64,122)	—
Goodwill, net at January 1	$779,176	$884,052
Goodwill Activity:
Foreign currency translation adjustments	(14,523)	(8,461)
Goodwill disposed	(44,326)	—
Accumulated impairment loss disposed	30,732	—
Goodwill, net at March 31	$751,059	$875,591
Goodwill at March 31	$781,975	$875,591
Less: accumulated impairment losses[1]	(30,916)	—
Goodwill, net at March 31	751,059	875,591
Goodwill Activity:
Foreign currency translation adjustments	(9,752)	(8,719)
Goodwill disposed	—	(30,255)
Goodwill, net at June 30	$741,307	$836,617
Goodwill at June 30	$771,464	$836,617
Less: accumulated impairment losses[2]	(30,157)	—
Goodwill, net at June 30	$741,307	$836,617
Goodwill Activity:
Foreign currency translation adjustments	18,365	(8,509)
Goodwill, net at September 30	$759,672	$828,108
Goodwill at September 30	$791,101	$828,108
Less: accumulated impairment losses[3]	(31,429)	—
Goodwill, net at September 30	$759,672	$828,108

1.
Accumulated impairment losses as of March 31, 2024, include $31.7 million of impairment charges and $(0.8) million of cumulative translation adjustments (“CTA") charges.
2.
Accumulated impairment losses as of June 30, 2024, include $31.7 million of impairment charges and $(1.5) million of CTA charges.
3.
Accumulated impairment losses as of September 30, 2024, include $31.7 million of impairment charges and $(0.3) million of CTA charges.

In March 2024, the Company deconsolidated Jakga which resulted in the Company derecognizing goodwill related to the reporting unit of $13.6 million (see Note 14. Disposition). In June 2023, the Company deconsolidated LOCUS Inc. ("LOCUS") which resulted in the Company derecognizing goodwill related to the reporting unit of $30.3 million (see Note 14. Disposition).

Note 6. Leases

Supplemental disclosure of cash flow information related to operating leases is as follows for the nine months ended September 30, 2024 and 2023, respectively:

	Nine Months Ended
	September 30, 2024	September 30, 2023
	(in thousands of USD)
Cash paid for amounts included in the measurement of operating lease liabilities	$7,318	$8,083
Right-of-use assets obtained in exchange for operating lease liabilities	11,910	124

In April 2024, the Company amended the lease term of an office located in Korea. The expiration date of the lease was amended from April 30, 2027, to October 31, 2024, resulting in a right-of-use assets decrease of $14.1 million and of which $0.9 million is comprised of the reversal of a restoration provision.

In September 2024, the Company entered into a lease agreement for office space with NAVER. The lease commenced in September 2024, and expires in September 2027, with a monthly payment of $0.4 million, at a discount rate of 4.6%. This lease is recognized as a right-of-use asset in the amount of $11.9 million as of September 30, 2024.

The Company subleases a portion of the operating lease right-of-use assets for buildings. Total other income generated from subleases is $0.1 million and $0.2 million for the three months ended September 30, 2024 and 2023, respectively, and $0.3 million and $0.5 million for the nine months ended September 30, 2024 and 2023, respectively, and is included within Other income (loss), net of the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Note 7. Debt

Short-Term Borrowings

The short-term debt from Industrial Bank of Korea held by Jakga which had a carrying value of $0.4 million as of December 31, 2023 with maturity date in June 2024 was derecognized from the Company's Condensed Consolidated Financial Statements as of September 30, 2024 due to Jakga deconsolidation on March 28, 2024. Consequently, the underlying collateral consisting of the Company's pledged assets, land and building, which were recorded as assets held for sale in the Company's Condensed Consolidated Financial Statements with a carrying value of $6.8 million as of December 31, 2023, were also excluded from the Company's Consolidated Financial Statements as of September 30, 2024. (Refer to Note 14. Disposition for additional information for Jakga disposition).

In April 2024, Studio N Corporation ("Studio N"), a subsidiary of the Company, repaid short-term borrowing of $3.6 million from NW Media Contents, Inc. ("NWMC").

Long-Term Debt

The long-term debt from Korea Small and Medium-sized Enterprises and Startups Agency (KOSME) held by Jakga which had a carrying value of $0.1 million as of December 31, 2023 with the maturity date in February and August 2025 was derecognized from the Company's Condensed Consolidated Financial Statements as of September 30, 2024 as Jakga was deconsolidated on March 28, 2024 (Refer to Note 14. Disposition for additional information for Jakga disposition).

Revolving Credit Facility

In February and April 2022, the Company entered into one-year revolving credit facility arrangements with Shinhan Bank, KEB Hana Bank and Kookmin Bank. The revolving credit facility arrangements were extended for an additional one-year term during the three months ended June 30, 2023 and the arrangements with Shinhan Bank and KEB Hana Bank were further extended for an additional one-year term during the three months ended June 30, 2024. The revolving credit facility arrangements with Kookmin Bank ended in April 2024 and a new revolving credit facility arrangement was entered into for a period of one-year, with a borrowing capacity of $21.6 million. As of September 30, 2024 and September 30, 2023, the Company has not drawn any amounts from these facilities.

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

Legal Proceedings

The Company is involved in a number of claims pending with various courts, or otherwise unresolved as of September 30, 2024. Adverse results in these claims may include awards of damages and may also result in, or even compel a change in the Company’s business practices, which could materially impact the Company’s future financial results. The Company cannot determine the potential loss or a range of possible losses for cases in their initial stages or where there is an unclear and inconsistent interpretation of laws related to the industry-specific grievances across various jurisdictions. The outcome of pending lawsuits and claims cannot be anticipated with certainty and the timing and outcome of ongoing legal proceedings are uncertain by nature. Therefore,the resolution of one or more of these legal matters against the Company during the same reporting period in excess of management's projections could negatively impact the Company's Condensed Consolidated Financial Statements for that reporting period.

Securities Litigation

On September 5, 2024, a purported stockholder filed a putative class action lawsuit against the Company, its directors, and the underwriters of the IPO in the federal court for the Central District of California, purportedly on behalf of all purchasers of shares of the Company's common stock pursuant or traceable to the IPO Prospectus and the Company's Registration Statement on Form S-1 (File No. 333-279863) relating to the IPO (the "Registration Statement"). The complaint alleges that the Registration Statement was materially false and misleading in violation of Sections 11 and 15 of the Securities Act of 1933. On October 10, 2024, the court ordered that the defendants are not required to answer or otherwise respond to the complaint, deferring any response until after the court rules on any motion by a purported class member to serve as lead plaintiff. The Company intends to defend this case vigorously. At this early state of the proceedings, the Company can neither predict the ultimate outcome of the litigation nor estimate any range of possible losses.

Note 9. Stock-Based Compensation

2020 Plan

In November 2020, the Company’s Board of Directors approved and adopted the 2020 Equity Incentive Plan which was amended and restated in December 2021, February 2023 and in November 2023 ("2020 Plan"). The Company granted stock options that vest upon the satisfaction of both service-based and performance-based conditions and stock options that vest upon satisfaction of a service-based condition. In addition, the Company granted RSUs that vest upon the satisfaction of both service-based and performance-based conditions and RSUs that vest upon the satisfaction of either a service-based condition or a performance-based condition.

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

Stock options

The Company’s stock options are granted with exercise prices equal to the estimated fair value of common stock at the date of grant. Options with a service-based condition and performance-based condition vest on the third anniversary of the grant date, subject to the recipient remaining an employee of the Company. The performance-based condition was satisfied upon the completion of the Company's IPO. Options with only a service-based condition vest quarterly over three years from the vesting start date, subject to the recipient remaining an employee of the Company at each vesting date. Stock options issued under the 2020 Plan expire eight years from the grant date. As of September 30, 2024, the total unrecognized compensation expense related to unvested stock options was $14.2 million and is expected to be recognized over the remaining weighted-average service period of 1.52 years using the straight-line method, net of estimated forfeitures.

The table below summarizes the Company’s stock option activity:

(in thousands of USD, except unit price)	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance as of January 1, 2024	10,883,310	$14.18	5.78	$75,758
Granted	241,920	22.45	-	-
Forfeited	(86,070)	17.68	-	-
Exercised	(51,981)	11.04	-	-
Balance as of September 30, 2024	10,987,179	$14.35	5.11	$2,966
Options vested and expected to vest as of September 30, 2024	10,827,764	14.26	4.89	2,966
Options exercisable as of September 30, 2024	7,576,891	11.22	4.21	2,966

Restricted Stock Units

Under the 2020 Plan, the Company granted RSUs with both a service-based condition and a performance-based condition, RSUs with a service-based condition or a performance-based condition, and RSUs with a service-based condition. RSUs generally vest over one to three years from the vesting start date, subject to the recipient remaining an employee of the Company at each vesting date. The performance condition was satisfied upon the completion of the Company's IPO. As of September 30, 2024, the total unrecognized compensation expense related to unvested RSUs was $38.0 million and is expected to be recognized over the remaining weighted-average service period of 1.87 years using the straight-line method and graded-vesting methods, as appropriate, net of estimated forfeitures.

The table below summarizes the Company’s RSU activity:

	Number of RSUs	Weighted Average Grant-Date Fair Value
Balance as of January 1, 2024	509,192	$20.34
Granted	2,651,265	22.50
Forfeited	(142,221)	22.50
Vested	(478,368)	20.45
Balance as of September 30, 2024	2,539,868	$22.46

The following table presents the effects of stock-based compensation in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(in thousands of USD)		(in thousands of USD)
Cost of revenue	$2,492	$349	$8,109	$951
Marketing	357	137	1,112	351
General and administrative expenses	11,609	2,252	62,893	7,118
Total	$14,458	$2,738	$72,114	$8,420

2024 Omnibus Incentive Plan

In June 2024, the Company's board of directors adopted, and the stockholders approved, the 2024 Omnibus Incentive Plan ("2024 Plan"), which became effective on June 14, 2024. The Company initially reserved 10,950,515 shares of common stock for issuance under the 2024 Plan. Under the 2024 Plan, the number of common shares reserved will be increased by 5% or any such smaller number of shares as determined by the board of directors beginning on January 1, 2025 through January 1, 2034. Shares of common stock subject to an award that expires or is canceled, forfeited or otherwise terminated without delivery of shares, shares tendered in payment of an option, shares covered by a stock-settled stock appreciation right or other award that were not issued upon settlement, and shares delivered or withheld to satisfy any tax withholding obligations will again be available for delivery pursuant to other awards under the 2024 Plan. The 2024 Plan provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, other share-based awards, other cash-based awards, substitute awards, and performance awards to employees, consultants, executives, and directors. As of September 30, 2024, no awards have been granted under the 2024 Plan.

Note 10. Income Taxes

The Company is subject to U.S. federal and various state corporate income taxes as well as taxes in foreign jurisdictions where foreign subsidiaries have been established.

The Company recorded an income tax expense (benefit) of $(9.9) million and $5.9 million in the three months ended September 30, 2024 and 2023, respectively. The Company recorded an income tax expense (benefit) of $(1.3) million and $19.5 million in the nine months ended September 30, 2024 and 2023, respectively. The effective tax rate was 2.6% and (65.1)% for the nine months ended September 30, 2024 and 2023. During the nine months ended September 30, 2024, the Company recognized a net discrete tax benefit of $(12.1) million, primarily due to the change in valuation allowance upon completion of the LDF-eBIJ Merger. During the nine months ended September 30, 2023, the Company recognized a net discrete tax expense of 10.7 million, primarily due to audit payments made by its Korean subsidiary with respect to a tax audit assessment made by the Korean tax authority and withholding taxes paid in various countries by its Korean subsidiary.

The Company’s income tax provision for the nine months ended September 30, 2024, is determined using an estimate of the Company’s annual effective tax rate, adjusted for any discrete items reflected in the relevant period. The effective tax rate for the three months ended September 30, 2024 and the nine months ended September 30, 2024, were (98.1)% and 2.6%, respectively. The change in effective tax rate is primarily driven by a discrete item of deferred tax liability recorded to the Company's Japanese subsidiary after the completion of the LDF-eBIJ Merger. The provision for income taxes differs from the amount of income tax computed by applying the U.S. statutory federal tax rate of 21% to the loss before income taxes due to tax benefits not recognized as a result of a full valuation allowance established by the Company and most of its foreign subsidiaries along with a discrete item of deferred tax liability of $18.4 million recorded to its Japanese subsidiary after the completion of the LDF-eBIJ Merger.

Note 11. Retirement Benefits

Defined severance benefits

The following table provides the components of net periodic benefit costs (income):

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(in thousands of USD)		(in thousands of USD)
Current service costs	$1,337	$1,911	$4,021	$6,084
Interest expense	323	376	979	1,137
Actuarial gain	(2,449)	(2,556)	(7,419)	(7,735)
Net periodic benefit income	$(789)	$(269)	$(2,419)	$(514)

Defined severance contribution

Defined severance expense was $0.3 million and $0.5 million for the three months ended September 30, 2024 and 2023, and $2.2 million and $1.9 million for the nine months ended September 30, 2024 and 2023, respectively.

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

The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of September 30, 2024 and December 31, 2023. These ranges do not represent a range of values for any single instrument. For example, the lowest discount rate for a particular redeemable convertible preferred stock investment may be appropriate for valuing that specific debt security but may not be appropriate for valuing any other debt securities in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Amount	Valuation Techniques	Significant Unobservable Inputs	Range of Significant Unobservable Inputs
As of September 30, 2024
Debt Securities
Redeemable convertible preferred stock	$53,717	Option pricing model	Discount rate	9.82%-23.71%
			Volatility	33.5%-65.39%
Total	$53,717
Equity Securities
Redeemable convertible preferred stock	$15,000	Measurement alternative
Contribution to investment fund	565	Measurement alternative
Private equity securities	56	Measurement alternative
Convertible preferred stock	9,166	Option pricing model	Discount rate	4.41%-18.26%
			Volatility	40.5%-49.6%
Total	$24,787
As of December 31, 2023
Debt Securities
Redeemable convertible preferred stock	$48,277	Option pricing model	Discount rate	9.82%-23.71%
			Volatility	33.5%-65.39%
Total	$48,277
Equity Securities
Redeemable convertible preferred stock	$15,000	Measurement alternative
Contribution to investment fund	574	Measurement alternative
Private equity securities	857	Measurement alternative
Convertible preferred stock	8,152	Option pricing model	Discount rate	4.41%-18.26%
			Volatility	40.5%-49.6%
Convertible preferred stock	2,264	Measurement alternative
Total	$26,847

As noted above, either the binomial optional pricing model or market approach were used in the determination of fair value of Level 3 assets as of September 30, 2024 and December 31, 2023. The significant unobservable inputs used in the binomial option pricing model are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease in the fair value.

The below tables present a summary of changes in fair value of Level 1 and Level 3 assets, included within Debt and equity securities in the Condensed Consolidated Balance Sheets, by investment type (in thousands of USD):

	Nine Months Ended September 30, 2024
	Level 1	Level 3		Total
	Equity Securities	Equity Securities	Debt Securities	Debt & Equity Securities
Beginning balance, January 1	$16,109	$26,847	$48,277	$91,233
Business disposition	-	(776)	6,522	5,746
Net unrealized gain	3,352	19	-	3,371
Sales and settlement	-	(4)	-	(4)
Reclassification	(18,701)	-	-	(18,701)
Currency translation differences	(757)	(398)	(2,148)	(3,303)
Ending balance, March 31,	3	25,688	52,651	78,342
Net unrealized gain	-	1,852	-	1,852
Sales and settlement	-	(2,709)	(19)	(2,728)
Currency translation differences	-	(535)	(1,607)	(2,142)
Ending balance, June 30	3	24,296	51,025	75,324
Currency translation differences	—	491	2,692	3,183
Ending balance, September 30	$3	$24,787	$53,717	$78,507

	Nine Months Ended September 30, 2023
	Level 1	Level 3		Total
	Equity Securities	Equity Securities	Debt Securities	Debt & Equity Securities
Beginning balance, January 1	$8,680	$31,672	$68,787	$109,139
Purchases	—	46	—	46
Net unrealized gain	117	128	—	245
Currency translation differences	7	(617)	(1,926)	(2,536)
Ending balance, March 31,	8,804	31,229	66,861	106,894
Purchases	-	-	675	675
Business disposition	-	(1,630)	2,323	693
Net unrealized gain (loss)	858	(3)	-	855
Reclassification	19	(19)	-	-
Currency translation differences	(786)	(87)	(461)	(1,334)
Ending balance, June 30	8,895	29,490	69,398	107,783
Purchases	1,294	—	384	1,678
Currency translation differences	(356)	(291)	(1,663)	(2,310)
Ending balance, September 30	$9,833	$29,199	$68,119	$107,151

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

For the nine months ended September 30, 2024 and 2023, the Company did not recognize any realized gain or loss on its Level 3 equity or debt securities.

Note 13. Related Parties and Variable Interest Entity

The Company’s Related Parties

NAVER and LY Corporation ("LY", formerly named Z Holdings Corporation) are the primary shareholders of the Parent. Related parties include NAVER's controlled affiliates, Company's management, Company directors, and stakeholders that hold significant influence over the Company. During the three and nine months ended September 30, 2024 and 2023, the Company provided advertising services to NAVER group companies and LY giving rise to related party receivables as of September 30, 2024 and December 31, 2023. Additionally, during the three and nine months ended September 30, 2024 and 2023, the Company received brand-usage and outsourcing services from NAVER and LY, which resulted in the Company recognizing related party payables as of September 30, 2024 and December 31, 2023.

In addition to the transactions mentioned above, the Company has a history of renting facilities from its parent, NAVER. Related party operating lease expenses were $1.6 million and $1.6 million during the three months ended September 30, 2024 and 2023, respectively, and $4.6 million and $4.7 million during the nine months ended September 30, 2024 and 2023, respectively, with related lease obligations of $3.1 million and $21.3 million as of September 30, 2024 and December 31, 2023, respectively (Refer to Note 6. Leases for additional information). The Company also subleases part of its office space to other related parties and the total other income generated from subleases was $0.1 million and $0.2 million for the three months ended September 30, 2024 and 2023, respectively and $0.2 million and $0.5 million for the nine months ended September 30, 2024 and 2023, respectively.

In April 2022, Studio N, the Company's subsidiary received the NW Media Loan from NAVER, which was transferred to its subsidiary NWMC in June 2022. The NW Media Loan was extended for additional one-year in March 2023. The loan was fully repaid in April 2024 (Refer to Note 7. Debt for additional information for NW Media Loan).

In February 2023, the Company issued a one-year loan to its related party, NAVER WEBTOON Company Corporation, for $11.6 million with a fixed interest rate of 5.26%. The loan was extended for an additional one-year with a fixed interest rate of 4.6% in February 2024.

During the three and nine months ended September 30, 2024 and 2023, transfers of employees between the Company and its non-consolidated affiliates resulted in the transfer of corresponding severance benefit obligations and cash which is reflected in Payment of severance benefits, net of cash transferred in the Condensed Consolidated Statements of Cash Flows.

The Company awarded a non-employee director with 2,832,270 stock options in exchange for non-director services in November 2020. The options contained a performance-based condition which was satisfied upon the completion of the Company's IPO. The Company recorded the transaction as a dividend of $16.6 million and a reduction in additional paid-in capital as the director is employed by NAVER (See Note 1. Description of Business and Summary of Significant Accounting Policies for the treatment of stock-based awards issued to employees of NAVER).

eBIJ receives reimbursements from LY for certain costs and expenses under their platform service agreement. The nature of the costs and expenses reimbursed primarily includes platform service fees, marketing related expenses and other outsourcing fees. For the three and nine months ended September 30, 2024, eBIJ received a total gross reimbursement of $4.7 million and $16.8 million, respectively, which is deducting $2.6 million and $10.2 million for cost of revenue, $1.8 million and $5.3 million for marketing, and $0.3 million and $1.2 million for general and administrative expenses, respectively, in the Condensed Consolidated Statements of Operations and Comprehensive Loss. There were no similar related party reimbursements from LY to eBIJ during the three and nine months ended September 30, 2023. On March 27, 2024, the Company’s board of directors approved a merger the LDF-eBIJ Merger, to integrate the Company's two wholly owned subsidiaries’ business and operations, with LDF as the surviving company. The effective date of the LDF-eBIJ Merger was September 1, 2024, and eBIJ was dissolved through an absorption-type merger under the applicable corporate laws in Japan. After the effective date of the LDF-eBIJ merger, LDF became the recipient of the reimbursements from LY as described above.

Related Party Transactions and Balances

The Company entered into the following significant related party transactions during the periods presented:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(in thousands of USD)		(in thousands of USD)
Revenue generated	$21,744	$15,452	$55,911	$62,226
Cost of revenue incurred	27,318	3,143	67,780	10,286
Marketing expenses incurred (cost reimbursed)	(1,920)	60	(4,861)	157
General and administrative expenses incurred	9,285	7,533	23,666	23,576
Other income, net	456	298	3,135	51
* all expenses are net amounts including reimbursement from its related parties

The Company had the following significant balances due from and due to related parties as of September 30, 2024 and December 31, 2023:

	As of
	September 30, 2024	December 31, 2023
	(in thousands of USD)
Due from related parties
Receivables	$64,412	$63,723
Other current assets	14,749	—
Other non-current assets	2,523	4,243
Loan receivables	31,979	11,633
Due to related parties
Current portion of operating lease liabilities	3,134	6,426
Operating lease liabilities	8,927	14,852
NW Media Loan	—	3,800
Accounts payable	21,134	6,713
Accrued expenses	7,510	—
Contract liabilities	—	16,160
Other	5	243

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

Variable Interest Entity

In August 2023, WWS, the Company's wholly-owned subsidiary, entered into a Limited Partnership Agreement with NWMC, a wholly-owned subsidiary of NAVER and a sister company of WEBTOON, to establish Bootcamp Limited Partnership ("Bootcamp") pursuant to Limited Partnerships Act of the Province of Ontario, Canada. Bootcamp aims to distribute or to arrange for the distribution of a film produced by GPM Boot Productions Inc., which is a film adaptation of a web-novel titled Boot Camp published on our platform.

WWS is the general partner (“GP”) of Bootcamp and manages and makes all operating decisions over Bootcamp and receives a 1.0% variable interest management fee based on contributed capital. NWMC is the sole limited partner (“LP”) and has no unilateral participating or kick-out rights over the GP. Bootcamp is a VIE over which WWS is the primary beneficiary because the LP with the equity at risk is not able to exercise substantive kick-out rights or participating rights and WWS has the obligation to absorb losses and right to receive benefits that could potentially be significant to Bootcamp. Accordingly, we consolidated Bootcamp into the Condensed Consolidated Financial Statements.

Note 14. Disposition

Jakga

On March 28, 2024, the Company entered into a stock transfer agreement with a third party (the “Buyer”), pursuant to which the Buyer agreed to acquire 0.3% of Jakga voting interests from the Company. The Company completed the sale for consideration of $0.1 million in cash. On the same day, Jakga entered into a share investment agreement with another third party, pursuant to which Jakga issued new shares of redeemable convertible preferred stock representing 3.5% of the voting equity interest of Jakga. Following the completion of the stock transfer agreement and the share investment agreement, the Company entered into a shareholder’s agreement to forgo its ability to appoint a member on Jakga’s board of directors to divest Jakga. The stock transfer agreement, share investment agreement, and shareholder’s agreement (collectively, the “Jakga Transactions”) resulted in a dilution of the Company’s ownership to 49.2% and losing controlling financial interest in Jakga. The Company deconsolidated Jakga on March 28, 2024 and accounted for the retained common stock as an equity method investment and the retained redeemable convertible preferred stock as a debt security (see additional details related to the redeemable preferred stock in Note 12. Fair Value Measurements). Jakga became a related party of the Company after the deconsolidation. As of the disposition date, the retained common stock and redeemable convertible preferred stock in Jakga were measured at fair value using a discounted cash flow model applying a discount rate of 15.1% and a terminal growth rate of 1.0% incorporating historical financial information, business plans of Jakga, and market outlook information. The Company recorded a $2.5 million loss on disposition of Jakga in Other income (loss), net in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the nine months ended September 30, 2024. The loss includes the accounting for assets sold, liabilities transferred upon sale and the loss of $2.1 million relating to the remeasurement of the retained interest in Jakga.

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

As of the disposition date, the retained interest in LOCUS was measured at fair value using a discounted cash flow model applying a discount rate of 16.0% and a terminal growth rate of 1.0% incorporating historical financial information, business plans of LOCUS and its subsidiaries, and market outlook information. The Company recorded a $0.8 million loss on sale of the 14.4% of the voting interests of LOCUS in Other income (loss), net in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the nine months ended September 30, 2023. The loss includes the accounting for assets sold, liabilities transferred upon sale and the gain of $0.6 million relating to the remeasurement of the retained interest in LOCUS.

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

Note 16. Redeemable Non-Controlling Interest in Subsidiary

The following table summarizes the activity related to the redeemable non-controlling interest in the subsidiary for the periods indicated below (in thousands of USD):

	2024	2023
Balance as of January 1	$41,429	$46,964
Net income attributable to redeemable non-controlling interest	96	(411)
Balance as of March 31	41,525	46,553
Net income attributable to redeemable non-controlling interest	181	(83)
Balance as of June 30	41,706	46,470
Net income attributable to redeemable non-controlling interest	143	(87)
Balance as of September 30	$41,849	$46,383

Note 17. Non-Controlling Interest in Subsidiaries

The Company has non-controlling interests in several of its subsidiaries. The balances of non-controlling interest as of September 30, 2024 and December 31, 2023 are as follows (in thousands of USD):

	As of
	September 30, 2024	December 31, 2023
Munpia [1]	$51,017	$49,817
Jakga[2]	—	3,832
Bootcamp[3]	3,129	3,257
Total	$54,146	$56,906

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

In particular, as a proxy for tracking our performance in North America, which we consider to be a key market, amongst Rest of World, we track users who consume WEBTOON offered in English in the U.S. and Canada based on such user’s Internet Protocol (IP) addresses (collectively “WEBTOON North America”). For clarity, the following cases are not counted as part of WEBTOON North America but counted as part of Rest of World: (i) where users consume non-English (e.g., Spanish) WEBTOON content while they are physically based in North America and (ii) where users consume non-WEBTOON products (e.g., Wattpad) while they are physically based in North America.

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

As of the quarter ended September 30, 2024, our global MAU have reached approximately 170 million. The global MAU was positively impacted by an increase in the Japan MAU, which was offset by slight decreases in the Korea and ROW MAU. Importantly, while we saw a decrease in our overall MAU, we increased users on our app globally as compared to the quarter ended September 30. 2023. Shifting users to our app is a strategic focus as we find app users to be more engaged and we believe we are able to monetize app use more effectively. By geographic regions, Korea, Japan, and Rest of World contributed 15.0%, 13.5%, and 71.5% of global MAU, respectively. We typically see higher activity in the third quarter of the calendar year due to the seasonal impact of global vacation and our users’ holiday schedules, although the impact of seasonality varies across geographies:

•
In Korea, our MAU have reached 25.0 million as of the quarter ended September 30, 2024, compared to MAU of 26.6 million as of the same quarter of 2023. Our user base in Korea is highly engaged and well-educated, and our cohorts have demonstrated deeper engagement and levels of consumption over time. While user metrics in Korea declined on a year-over-year basis, MAU improved sequentially from the second quarter as a result of improvements implemented on the platform.
•
In Japan, our MAU have reached 22.5 million as of the quarter ended September 30, 2024, compared to MAU of 21.6 million as of the same quarter of 2023, largely attributable to growth of LINE Manga, partially offset by eBIJ. As Q3 is seasonally the highest quarter for comic consumption in Japan, we capitalized on this opportunity by launching new original titles. In addition, we continued to optimize and improve our existing AI-based personalized content recommendation capabilities and targeted advertising.
•
In Rest of World, our MAU have reached 119.3 million as of the quarter ended September 30, 2024, which declined from 127.3 million as of the same quarter of 2023. The decline was primarily attributable to decline in web users. We do not monetize web users in North America, which is why we are laser-focused on converting users to the app. The MAU for the Rest of World is a relatively larger portion compared to Korea and Japan as it includes Wattpad, which has a massive global user base of approximately 87.1 million as of the quarter ended September 30, 2024. Roughly a third of the decline was isolated to one country where the government banned a number of global content sites, including Wattpad. We expect to see a full quarter impact from this ban in the fourth quarter of fiscal year 2024. Within Rest of World, WEBTOON North America MAU were 7.4 million as of the quarter ended September 30, 2024.

Trends in Monthly Paying Users (MPU)

We define MPU as users who have paid to access Paid Content in the applicable calendar month, averaged over each month in the given period. We define paying ratio as the ratio of MPU divided by MAU for the respective periods.

We view MPU and paying ratio to be indicators of the strength of our monetization.

As of the quarter ended September 30, 2024, our global MPU reached 7.9 million with a paying ratio of 4.7%, which is a slight decrease compared to the paying ratio for the quarter ended September 30, 2023. By geographic regions, Korea, Japan, and Rest of World contributed 49.4%, 29.1% and 21.5% of global MPU, respectively. While we have seen slight declines in MPU from the comparable periods in the prior year, we have seen an upward trend in MPU in sequential quarters as a result of improvements implemented on the platform. Paying ratio varies due to the user’s ability and propensity to pay across different regions and different product offerings.

•
In Korea, our MPU have decreased to around 3.9 million with a paying ratio of 15.4%, compared to MPU of 4.2 million and a paying ratio of 16.0% as of the quarter ended September 30, 2023.
•
In Japan, our MPU have reached 2.3 million with a paying ratio of 10.3%, compared to MPU of 2.0 million and a paying ratio of 9.4% as of the quarter ended September 30, 2023. Successful execution of our conversion strategies globally has brought particularly strong growth in Japan.
•
In Rest of World, our MPU is 1.7 million with a paying ratio of 1.4%, which has remained the same as of the quarter ended September 30, 2023, reflecting our current strategic plans and marketing discipline to focus on select markets for long-term value creation. Our paying ratio is relatively lower as compared to Korea or Japan due to the inclusion of Wattpad. Wattpad has a different monetization model that primarily focuses on advertising and the business is in its early stage of monetizing its content. We plan to continue to leverage our successful pattern of engagement to drive monetization, especially as we have seen our top engaged users in North America reading a similar number of episodes to users in more mature markets.

Trends in Paid Content Average Revenue per Paying User (ARPPU)

We define ARPPU as average Paid Content revenue in a given month divided by the number of MPU for such month, averaged over each month in the given period.

We view ARPPU to be an indicator of both the strength of engagement and Paid Content monetization on our platform. Units are in U.S. dollar.

Engagement is a key aspect to drive our monetization. Our ARPPU has increased over time as our users explored more titles and purchased more episodes behind our paywall. For the quarter ended September 30, 2024, our ARPPU has increased to $12.1, or 11.0% growth compared to the same quarter of 2023. The growth in ARPPU was driven primarily by our strategic effort to shift users from web to the app. Our ARPPU growth was partially offset by MAU declines, which is an indicator that our strategy is working.

•
In Korea, our ARPPU for the quarter ended September 30, 2024 has increased to $7.9, or 3.9% increase compared to the same quarter of 2023, which was primarily a result of the successful rollout of our AI-driven personalized recommendation model.
•
In Japan, our ARPPU for the quarter ended September 30, 2024 has increased to $23.1, or 4.5% increase compared to the same quarter of 2023. As mentioned earlier, third quarter is seasonally the highest quarter for comic consumption in Japan.
•
In Rest of World, our ARPPU for the quarter ended September 30, 2024 has increased to $6.7, or 11.7% growth compared to the same quarter of 2023, primarily driven by reader habituation in paying to view content.

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

Results of Operations

Consolidated Statements of Operations and Comprehensive Loss

The following table sets forth our consolidated statement of operations for the three and nine months ended September 30, 2024 and 2023, respectively. We have derived this data from our unaudited condensed consolidated statements of operations and comprehensive loss. The information for each of the periods presented has been prepared on the same basis as our audited annual consolidated financial statements and, in the opinion of management, reflects all adjustments of a normal, recurring nature that are necessary for the fair statement of the results of operations for the period. This data should be read in conjunction with our audited consolidated financial statements in the IPO Prospectus and unaudited condensed consolidated financial statements included in this Report. Historical results are not necessarily indicative of the results that may be expected in the future.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands of USD)	2024	2023	% Change	2024	2023	% Change
Revenue	$347,915	$317,764	9.5%	$995,631	$948,684	4.9%
Cost of revenue	(256,534)	(245,666)	4.4%	(738,834)	(729,591)	1.3%
Marketing	(32,719)	(33,066)	(1.0%)	(75,645)	(95,452)	(20.8%)
General and administrative expenses	(66,747)	(45,779)	45.8%	(254,145)	(155,617)	63.3%
Operating loss	(8,085)	(6,747)	19.8%	(72,993)	(31,976)	128.3%
Interest income	6,512	913	613.3%	9,790	2,288	327.9%
Interest expense	—	(18)	(100.0%)	(44)	(59)	(25.4%)
Income (loss) on equity method investments, net	(138)	1,056	(113.1%)	(1,070)	2,539	(142.1%)
Other income (loss), net	11,798	(721)	(1736.3%)	12,644	(2,773)	(556.0%)
Income (loss) before income tax	10,087	(5,517)	(282.8%)	(51,673)	(29,981)	72.4%
Income tax benefit (expense)	9,899	(5,934)	(266.8%)	1,324	(19,512)	(106.8%)
Net income (loss)	19,986	(11,451)	(274.5%)	(50,349)	(49,493)	1.7%
Net income (loss) attributable to non-controlling interests and redeemable non-controlling interests	233	(276)	(184.4%)	591	(909)	(165.0%)
Total comprehensive income (loss) attributable to WEBTOON Entertainment Inc.	$19,753	$(11,175)	(276.8%)	$(50,940)	$(48,584)	4.8%

Comparison of the Three Months Ended September 30, 2024 and September 30, 2023

Revenue

	Three Months Ended September 30,
(in thousands of USD)	2024	2023	% Change
Revenue	$347,915	$317,764	9.5%
Paid Content	285,228	261,833	8.9%
Advertising	43,384	35,924	20.8%
IP Adaptations	$19,303	$20,007	(3.5%)

Revenue increased by $30.2 million, or 9.5% for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, primarily driven by strong growth in Paid Content and advertising, partially offset by the Company's exposure to weaker foreign currencies including the Korean won ("KRW") and Japanese yen ("JPY").

This translates to a double-digit revenue growth of 13.5%, when removing the effects of deconsolidation, transfer of SERIES ON operations, and foreign currency rate fluctuations, with growth drivers across all revenue streams globally. See “—Non-GAAP Financial Measures – Use of Constant Currency.”

Cost of Revenue

	Three Months Ended September 30,
(in thousands of USD)	2024	2023	% Change
Cost of revenue	$(256,534)	$(245,666)	4.4%

Our cost of revenue increased by $10.9 million, or 4.4%, for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. While this increase in cost of revenue was due to the overall increase of our revenue as percentages of revenues, costs decreased during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, due to changes in our mix of gross profit margin as we expand our geographical mix.

Marketing

	Three Months Ended September 30,
(in thousands of USD)	2024	2023	% Change
Marketing	$(32,719)	$(33,066)	(1.0%)

There was no material change in marketing expenses for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023.

General and Administrative Expenses

	Three Months Ended September 30,
(in thousands of USD)	2024	2023	% Change
General and administrative expenses	$(66,747)	$(45,779)	45.8%

General and administrative expenses increased by $21.0 million, or 45.8%, for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The increase in general and administrative expenses was largely driven by increases of approximately $9.3 million in stock compensation expense, of approximately $6.1 million in consulting fees, and increases in salaries due to the increased headcount during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023.

Interest Income

	Three Months Ended September 30,
(in thousands of USD)	2024	2023	% Change
Interest income	$6,512	$913	613.3%

Interest income increased by $5.6 million, or 613.3%, for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The increase was primarily due to interest income earned on the proceeds from our IPO.

Interest Expense

	Three Months Ended September 30,
(in thousands of USD)	2024	2023	% Change
Interest expense	$—	$(18)	(100.0%)

Interest expense was similar for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023.

Income (Loss) on Equity Method Investment, Net

	Three Months Ended September 30,
(in thousands of USD)	2024	2023	% Change
Income (loss) on equity method investments, net	$(138)	$1,056	(113.1%)

Income (loss) on equity method investment, net, decreased by $1.2 million, or 113.1%, for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. See Note 15. Equity Method Investments in the accompanying notes to our unaudited condensed consolidated financial statements included in this Report for more information on the Company's equity method investments.

Other Income (Loss), Net

	Three Months Ended September 30,
(in thousands of USD)	2024	2023	% Change
Other income (loss), net	$11,798	$(721)	1736.3%

Other income (loss), net, increased by $12.5 million, or 1736.3%, for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. This increase was driven by gains on certain transactions due to changes in foreign currency exchange rates.

Income Tax Expense

	Three Months Ended September 30,
(in thousands of USD)	2024	2023	% Change
Income tax benefit (expense)	$9,899	$(5,934)	(266.8%)

Income tax benefit increased by $15.8 million, or 266.8%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The increase is primarily attributable to the change in valuation allowance upon the completion of the LDF-eBIJ Merger. See Note 1. Description of Business and Summary of Significant Accounting Policies in the accompanying notes to our unaudited condensed consolidated financial statements included in this Report for more information on this common control transaction.

Comparison of the Nine Months Ended September 30, 2024 and September 30, 2023

Revenue

	Nine Months Ended September 30,
(in thousands of USD)	2024	2023	% Change
Revenue	$995,631	$948,684	4.9%
Paid Content	812,791	775,654	4.8%
Advertising	120,800	108,374	11.5%
IP Adaptations	$62,040	$64,656	(4.0%)

Revenue increased by $46.9 million, or 4.9%, for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The main drivers were increases in Paid Content revenue of $37.1 million, or 4.8%, primarily related to the particularly strong growth in Japan with popularity of LINE MANGA, and increases of $12.4 million, or 11.5%, in advertising revenue, which was largely driven by nearly 100% year-over-year growth in Japan. Such increases were largely offset by declines in Korea.

IP Adaptations revenue decreased by $2.6 million, or 4.0%, for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, primarily attributable to the disposition of LOCUS and its subsidiaries. See Note 14. Disposition in the accompanying notes to our unaudited condensed consolidated financial statements included in this Report for more information on the disposition of LOCUS.

Cost of Revenue

	Nine Months Ended September 30,
(in thousands of USD)	2024	2023	% Change
Cost of revenue	$(738,834)	$(729,591)	1.3%

Our cost of revenue increased by $9.2 million, or 1.3%, for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, due to overall increases in commissions and fees paid to creators, associated with higher revenues.

Marketing

	Nine Months Ended September 30,
(in thousands of USD)	2024	2023	% Change
Marketing	$(75,645)	$(95,452)	(20.8%)

Marketing expenses decreased by $19.8 million, or 20.8%, for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. These decreases were a result of increased efficiencies with our marketing, as we reported higher revenue on similar levels of marketing spend from last year on a global basis.

General and Administrative Expenses

	Nine Months Ended September 30,
(in thousands of USD)	2024	2023	% Change
General and administrative expenses	$(254,145)	$(155,617)	63.3%

General and administrative expenses increased by $98.5 million, or 63.3%, for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The increase in general and administrative expenses was largely driven by stock compensation expense of approximately $68.3 million, a one-time bonus of $30.0 million granted to the CEO for a successful IPO, and increased labor costs associated with the IPO.

Interest Income

	Nine Months Ended September 30,
(in thousands of USD)	2024	2023	% Change
Interest income	$9,790	$2,288	327.9%

Interest income increased by $7.5 million, or 327.9%, for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The increase was primarily driven by higher balances due to proceeds from the IPO and higher interest rates compared to the prior year.

Interest Expense

	Nine Months Ended September 30,
(in thousands of USD)	2024	2023	% Change
Interest expense	$(44)	$(59)	(25.4%)

Interest expense was relatively flat for the nine months ended September 30, 2024 and 2023. The slight decrease was due to lower balances on our short-term borrowings during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.

(Loss) Income on Equity Method Investment, Net

	Nine Months Ended September 30,
(in thousands of USD)	2024	2023	% Change
Income (loss) on equity method investments, net	$(1,070)	$2,539	(142.1%)

(Loss) income on equity method investment, net, decreased by $3.6 million, or 142.1%, for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2024. The overall amount of losses increased across multiple equity method investee entities, including StudioToon and YLAB Corporation.

Other Income (Loss), Net

	Nine Months Ended September 30,
(in thousands of USD)	2024	2023	% Change
Other income (loss), net	$12,644	$(2,773)	556.0%

Other income (loss), net, increased by $15.4 million, or 556.0%, for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. This increase was primarily attributable to gains related to fluctuations in foreign currency exchange rates, and was partially offset by the loss from disposal of subsidiaries on June 30, 2023, which resulted from deconsolidation of LOCUS and its subsidiaries. See Note 14. Disposition in the accompanying notes to our unaudited condensed consolidated financial statements included in this Report for more information on the disposition of LOCUS.

Income Tax Benefit (Expense)

	Nine Months Ended September 30,
(in thousands of USD)	2024	2023	% Change
Income tax benefit (expense)	$1,324	$(19,512)	(106.8%)

Income tax benefit increased by $20.8 million, or 106.8%, for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, which was primarily attributable to a net discrete tax benefit of $12.1 million, which primarily resulted from a change in valuation allowance upon completion of the LDF-eBIJ Merger. During the nine months ended

September 30, 2023 we recorded a discrete tax expense of $10.7 million due to audit payments made by its Korean subsidiary with respect to a tax audit assessment made by the Korean tax authority in 2023.

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

EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin

We define EBITDA as net income(loss) before interest income, interest expense, income tax expense and depreciation and amortization. Starting with the third quarter of 2024, our calculation of EBITDA has been revised to adjust for interest income in addition to interest expense. In prior periods, we only adjusted for interest expense because interest income amounts were insignificant. Prior comparable periods have now been recast to conform to the current presentation. Likewise, starting with the third quarter of 2024, EBITDA margin is calculated by adjusting for interest income in addition to interest expense and prior comparable periods have been recast to conform to the current presentation. We define Adjusted EBITDA as EBITDA with further adjustments to eliminate the effects of loss on equity method investments, effect of applying the valuation method of fair value through profit or loss (“FVPL”), impairment of goodwill, non-cash stock-based compensation and certain other non-recurring costs. We believe that EBITDA and Adjusted EBITDA provide useful information to investors regarding our performance, as it removes the impact of certain items that are not representative of our ongoing business, such as certain non-cash charges and variable charges. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by revenue. EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP financial measures and are not intended to be substitutes for any GAAP financial measures. They should be considered in addition to, not as substitutes for, or in isolation from, measures prepared in accordance with GAAP, such as consolidated net income (loss) or consolidated net income (loss) margin.

Using EBITDA as a performance measure has material limitations as compared to consolidated net income (loss), or other financial measures as defined under GAAP, as it excludes certain recurring items, which may be meaningful to investors. EBITDA excludes interest expense and interest income; however, as we have borrowed money to finance transactions and operations, or invested available cash to generate interest income, interest expense and interest income are elements of our cost structure and can affect our ability to generate revenue and returns for our stockholders. Further, EBITDA excludes depreciation and amortization; however, as we use capital and intangible assets to generate revenue, depreciation and amortization are necessary elements of our costs and ability to generate revenue. Finally, EBITDA excludes income taxes; however, as we are organized as a corporation, the payment of taxes is a necessary element of our operations. Any measure, including EBITDA, that excludes interest expense, depreciation and amortization and income taxes has material limitations as compared to net income. When using EBITDA as a performance measure, management compensates for these limitations by comparing EBITDA to net loss in each period, to allow for the comparison of the performance of the underlying core operations with the overall performance of the company on a full-cost, after-tax basis.

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

The following table presents a reconciliation of net loss to EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin for each of the periods presented. Effective for the quarter ended September 30, 2024, and going forward, the Company revised its calculation of EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin to exclude the impact of interest income. The presentation for the three months ended September 30, 2023, and the nine months ended September 30, 2023, conforms to the current presentation.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of USD, except percentages)	2024	2023	2024	2023
Net income (loss)	$19,986	$(11,451)	$(50,349)	$(49,493)
Interest income	(6,512)	(913)	(9,790)	(2,288)
Interest expense	—	18	44	59
Income tax expense (benefit)	(9,899)	5,934	(1,324)	19,512
Depreciation and amortization	10,003	9,179	27,953	27,943
EBITDA	$13,578	$2,767	$(33,466)	$(4,267)
Loss (gain) on equity method investments, net(1)	138	(1,056)	1,070	(2,539)
Loss (gain) on fair value instruments, net(2)	-	213	(5,143)	(887)
Stock-based compensation expense(3)	12,262	1,232	68,305	4,332
IPO-related, legal, restructuring and advisory costs(4)	2,925	8	40,645	1,636
Adjusted EBITDA(5)	$28,903	$3,164	$71,411	$(1,725)
Net income (loss) margin	5.7%	-3.6%	-5.1%	-5.2%
Adjusted EBITDA Margin	8.3%	1.0%	7.2%	-0.2%

(1)
Represents our proportionate share of recognized losses associated with our investments accounted for using the equity method. See Note 15. Equity Method Investments in the accompanying notes to our unaudited condensed consolidated financial statements included in this Report.
(2)
Represents unrealized net loss (gain) of financial assets measured at FVPL, which include the Company's equity investments.
(3)
Represents non-cash stock-based compensation expense related to WEBTOON’s equity incentive plan and stock-based compensation plans of NAVER and Munpia.
(4)
Represents non-recurring expenses that we do not consider representative of the operating performance of the business. For the three months ended September 30, 2024, these amounts include legal fees for restructuring of our business as a result of the IPO, and advisory fees for one-time implementation of software required as a result of the IPO. For the nine months ended September 30, 2024, these amounts also include a $30.0 million one-time CEO bonus, legal and advisory fees related to the IPO, and certain strategic restructuring expenses which primarily include severance.
(5)
Totals may not foot due to rounding.

Adjusted EBITDA was impacted by $7.3 million and $(1.5) million due to fluctuations in foreign currency exchange rates during the three and nine months ended September 30, 2024, respectively, as compared to $(3.0) million and $(8.1) million during the three and nine months ended September 30, 2023, respectively.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands of USD, except percentages)	2024	2023	Change	2024	2023	Change
Total Revenue	$347,915	$317,764	9.5%	$995,631	$948,684	4.9%
Effect of deconsolidated and transferred operations	-	(349)	-100.0%	(145)	(12,423)	-98.8%
Effects of foreign currency rate fluctuations	12,442	-	N/A	70,637	-	N/A
Revenue on a Constant Currency Basis	360,357	317,415	13.5%	1,066,123	936,261	13.9%
Paid Content Revenue	285,228	261,833	8.9%	812,791	775,654	4.8%
Effect of deconsolidated and transferred operations	-	(324)	-100.0%	(120)	(6,087)	-98.0%
Effects of foreign currency rate fluctuations	9,452	-	N/A	58,617	-	N/A
Paid Content Revenue on a Constant Currency Basis	294,680	261,509	12.7%	871,288	769,567	13.2%
Advertising Revenue	43,384	35,924	20.8%	120,800	108,374	11.5%
Effects of foreign currency rate fluctuations	1,260	-	N/A	6,085	-	N/A
Advertising Revenue on a Constant Currency Basis	44,644	35,924	24.3%	126,885	108,374	17.1%
IP Adaptations Revenue	19,303	20,007	-3.5%	62,040	64,656	-4.0%
Effect of deconsolidated and transferred operations	-	(25)	-100.0%	(26)	(6,336)	-99.6%
Effects of foreign currency rate fluctuations	1,729	-	N/A	5,935	-	N/A
IP Adaptations Revenue on a Constant Currency Basis	$21,032	$19,982	5.3%	$67,949	$58,320	16.5%
Paid Content Average Revenue Per Paying User ("ARPPU")
Korea Paid Content Revenue	$91,401	$96,701	-5.5%	$266,282	$299,167	-11.0%
Korea ARPPU	7.89	7.61	3.7%	7.76	8.09	-4.1%
Effect of deconsolidated and transferred operations	-	(0.03)	-100.0%	-	(0.17)	-100.0%
Effects of foreign currency rate fluctuations	0.36	-	N/A	0.42	-	N/A
Korea ARPPU on a Constant Currency Basis	8.25	7.58	8.8%	8.18	7.92	3.2%
Japan Paid Content Revenue	159,933	134,029	19.3%	444,399	395,771	12.3%
Japan ARPPU	23.06	22.05	4.6%	22.15	22.59	-1.9%
Effects of foreign currency rate fluctuations	0.76	-	N/A	2.20	-	N/A
Japan ARPPU on a Constant Currency Basis	23.82	22.05	8.0%	24.35	22.59	7.8%
Rest of World Paid Content Revenue	33,893	31,102	9.0%	102,111	80,716	26.5%
Rest of World ARPPU	6.69	5.96	12.3%	6.47	4.98	29.9%
Effect of deconsolidated and transferred operations	-	-	N/A	-	-	N/A
Effects of foreign currency rate fluctuations	-	-	N/A	-	-	N/A
Rest of World ARPPU on a Constant Currency Basis	$6.69	$5.96	12.3%	$6.47	$4.98	29.7%

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

Historically, we have relied primarily upon cash generated from operations and cash provided by NAVER through capital contributions to finance our operations, repay or repurchase indebtedness, finance acquisitions and fund our capital expenditures. NAVER does not have any contractual obligation to provide additional capital to us and therefore there can be no assurance that NAVER will continue to provide additional capital in the form of debt or equity investment in the future to enable us to operate our business. As of September 30, 2024, we had $585.5 million of cash and cash equivalents, which were primarily invested in short-term, highly liquid investments with original maturities of three months or less from the date of purchase and are mainly comprised of bank deposits. We believe that our existing cash and cash equivalent balances will be sufficient to support our working capital requirements for at least the next 12 months based on our current operating plans. However, our future capital requirements will depend on many factors, including our growth rate, sales and marketing activities and other factors affecting our business, including those described in the section entitled “Risk Factors” in this Report. Our expected primary uses of our capital on short-and long-term bases are for repayment of debt, interest payments, working capital, capital expenditures, geographic expansion and other general corporate purposes.

We may, in the future, enter into arrangements to acquire or invest in complementary businesses, products and technologies, including intellectual property rights, which may require us to seek additional financing. To the extent additional funds are necessary to meet our liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of indebtedness, the issuance of additional equity or a combination of these potential sources of funds. Such financing, may however, not be available to us on favorable terms, or at all. In particular, high inflation and interest rates have resulted, and may continue to result, in significant disruption of global financial markets, reducing our ability to access capital. If we are unable to raise additional funds on commercially reasonable terms or at all, our business, financial condition and results of operations could be adversely affected. See “Risk Factors—Risks Related to Our Business, Industry and Operations—We may require additional capital to support our business in the future, and this capital might not be available on reasonable terms, if at all.”

Consolidated Statements of Cash Flows

The following table summarizes our cash flows for the period presented:

	Nine Months Ended September 30,
(in thousands of USD)	2024	2023
Net cash provided by (used in) operating activities	$26,539	$7,519
Net cash used in investing activities	(11,230)	(45,071)
Net cash provided by (used in) financing activities	353,668	(6,399)
Effect of exchange rate changes on cash and cash equivalents	(15,206)	(11,514)
Net increase (decrease) in cash and cash equivalents	$353,771	$(55,465)

Operating Activities

For the nine months ended September 30, 2024, net cash provided by operating activities was $26.5 million, which primarily consisted of net loss of $50.3 million, adjusted for certain non-cash items of $76.9 million. The non-cash items primarily consisted of stock based compensation of $72.1 million and depreciation and amortization of approximately $28.0 million, which was offset by a decrease of $23.7 million in deferred tax expense and a $5.1 million gain on debt and equity securities. The net cash inflow from changes in our operating assets and liabilities were primarily due to an increase in accrued expenses and contract liabilities.

For the nine months ended September 30, 2023, net cash provided by operating activities was $7.5 million, which primarily consisted of net loss of $49.5 million, adjusted for certain non-cash items of $43.7 million, and net cash provided by changes in operating assets and liabilities of $13.4 million. The non-cash items primarily consisted of depreciation and amortization, operating lease expense, and loss on foreign currency, net. The net cash inflow from changes in our operating assets and liabilities were primarily due to higher collections of receivables, as well as a increase in accrued expenses and contract liabilities.

Investing Activities

For the nine months ended September 30, 2024, net cash used in investing activities was $11.2 million, consisting primarily of purchases of short term investments, intangible assets, and equity method investments , partially offset by proceeds from maturities of short-term investments .

For the nine months ended September 30, 2023, net cash used in investing activities was $45.1 million, consisting primarily of a payment made for short-term investments, payments on our loan receivable, as well as purchases of intangible assets, and property, plant and equipment, partially offset by proceeds from maturities of short-term investments.

Financing Activities

For the nine months ended September 30, 2024, net cash provided by financing activities was $353.7 million, consisting primarily of $293.0 million in proceeds from the IPO, net of underwriting discounts and commissions, $50.0 million in proceeds from issuance of common stock related to private placement, and $26.8 million in proceeds, net of underwriting discounts and commissions, from the exercise of the over-allotment option by the underwriters in connection with the IPO.

For the nine months ended September 30, 2023, net cash used in financing activities was $6.4 million, consisting primarily of repayment of short-term borrowings and payment of contingent consideration related to a business acquisition, which was partially offset by a capital contribution to a non wholly owned subsidiary from a limited partner.

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

Foreign Currency Exchange Risk

Our revenue is generated globally in multiple currencies, primarily KRW, JPY and U.S. dollar ("USD"). Our results of current and future operations and cash flows are therefore subject to fluctuations due to changes in foreign currency exchange rates. Particularly, we are exposed to fluctuations in the exchange rates of KRW and JPY against USD, since (i) a majority of our revenue is generated within Korea and Japan, and (ii) several of our primary operating subsidiaries, including NAVER WEBTOON and LDF, are located in Korea and Japan, using their respective local currency as the functional currency. Financial statements of these non-USD-denominated businesses are translated from their local currencies into USD, using exchange rates at the balance sheet date for assets and liabilities, and average exchange rates in effect during the period for revenue and expenses. Consequently, increases or decreases in the value of USD affect the value of certain financial metrics with respect to these businesses in the consolidated financial statements, even if their value has not changed in their local currencies. For example, with a stronger USD against KRW and JPY, for the three months ended September 30, 2024, our revenue was $12.4 million, or 3.5%, lower than our revenue on a constant currency basis. And for the nine months ended September 30, 2024, our revenue was $70.6 million, or 6.6%, lower than our revenue on a constant currency basis. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures—Use of Constant Currency” for further information regarding our non-GAAP financial measure of revenue on a constant currency basis.

We have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency exchange rate fluctuations becomes more significant.

Interest Rate Risk

Our cash and cash equivalents primarily consist of cash on hand and short-term, highly liquid investments with original maturities of three months or less from the date of purchase and are mainly comprised of bank deposits. As of September 30, 2024, we had $585.5 million of cash and cash equivalents. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and fair market value of our investments. However, due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates. We do not enter into investments for trading or speculative purposes.

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

Remediation Plan

We have begun the process of, and we are focused on, measures to remediate the material weakness outlined as above, related to out of period adjustments in the comparable interim unaudited condensed financial statements. Our internal control remediation efforts include the following:

•
U.S. GAAP and SEC reporting specialists were onboarded to the Company to enhance the financial reporting function and establish a robust financial and system control framework; and
•
To strengthen the control around financial accounting closing, reporting and disclosure process, the Company is in the process of developing a U.S. GAAP accounting policy, a risk control matrix with flow chart and a balance reconciliation process. The Company is currently evaluating the design and operating effectiveness of these controls as part of the implementation of material weakness remediation.
•
Hiring qualified IT personnel to establish a system for centralized management of IT controls.

•
Implementing and enhancing controls over information technology ("IT") general controls for information systems that are relevant to the preparation of its financial statements. The Company is currently evaluating the design effectiveness of IT controls.

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

Changes in Internal Control Over Financial Reporting

We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting. Except as otherwise described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are subject to legal proceedings, claims and investigations relating to intellectual property, data privacy and data protection, privacy and other torts, illegal or objectionable content, consumer protection, securities, labor and employment, contractual rights, civil rights infringement, false or misleading advertising, governmental investigations and other legal proceedings that arise in the ordinary course of our business. This risk is enhanced in certain jurisdictions outside of the U.S. where our protection from liability for content published on our platform by third parties may be unclear and where we may be less protected under local laws than we are in the U.S. It is not possible to predict the timing and ultimate outcome of a pending or ongoing legal proceeding with certainty, and our assessment of the materiality of a legal proceeding, including any accruals taken in connection therewith, may not be consistent with the ultimate outcome of the legal proceeding. In addition, our current estimates of the potential impact of pending or ongoing legal proceedings on our business, financial condition or results of operations could change from time to time in the future. For additional information about our legal proceedings, see Note 8. Commitments and Contingencies to our unaudited condensed consolidated financial statements included in this Report.

Securities Litigation

On September 5, 2024, a purported stockholder filed a putative class action lawsuit against the Company, its directors, and the underwriters of the IPO in the federal court for the Central District of California, purportedly on behalf of all purchasers of shares of the Company’s common stock pursuant or traceable to the IPO Prospectus and the Company’s Registration Statement on Form S-1(File No. 333-279863) relating to our IPO (the “Registration Statement”). The complaint alleges that the Registration Statement was materially false and misleading in violation of Sections 11 and 15 of the Securities Act of 1933. On October 10, 2024, the court ordered that the defendants are not required to answer or otherwise respond to the complaint, deferring any response until after the court rules on any motion by a purported class member to serve as lead plaintiff. The Company intends to defend this case vigorously.At this early stage of the proceedings, the Company cannot predict the ultimate outcome of the litigation.

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

In addition, governmental agencies in the countries in which we, our users or creators are located have blocked, and could block in the future, access to or require a license for our platform, our website, our application stores or the internet generally for a number of reasons, including privacy, data protection, cybersecurity, confidentiality or regulatory concerns which may include, among other things, governmental restrictions on certain content in a particular country and a requirement that user information be stored on servers in a country within which we operate. Governmental agencies could issue fines or penalties if there are instances where we are found not to have been in compliance with regulations in any of these areas. Users generally need to access the internet, including in geographically diverse areas, and also mobile platforms such as the Apple App Store and the Google Play Store, to access our content on our platform. If governmental or other entities block, limit or otherwise restrict creators and users from accessing our platform, or users from engaging with content on our platform, our business could be negatively impacted, we could be subject to additional fines and penalties, our creators and users could decline or grow more slowly and our business, financial condition or results of operations could be adversely affected.

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

We utilize artificial intelligence, which could expose us to liability or adversely affect our business.

We utilize, and may continue to utilize in the future, artificial intelligence, machine learning, data analytics and similar tools that collect, aggregate and analyze data (collectively, “AI Tools”) in connection with our business. There are significant risks involved in utilizing AI Tools and no assurance can be provided that the usage of such AI Tools will enhance our business or assist our business in being more efficient or profitable. AI Tools may have errors or inadequacies that are not easily detectable. If AI Tools are incorrectly designed or the data used to train them is incomplete, inadequate or biased in some way, our use of AI Tools may inadvertently reduce our efficiency or cause unintentional or unexpected outputs that are incorrect, do not match our business goals, do not comply with our policies or interfere with the performance of our platform, services, business and reputation. Additionally, our reliance on AI Tools could pose ethical concerns and lead to a lack of human oversight and control, which could have negative implications for our organization.

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

The market price of shares of our common stock has in the past, and may in the future, fluctuate significantly due to a number of factors, some of which may be beyond our control, including:

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

Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the trading price of our common stock. If any of the forgoing events occur, it could cause our stock price to fall and may expose us to lawsuits, including securities class action litigation, that, even if unsuccessful, could result in substantial costs and divert our management’s attention and resources. For example, we are currently subject to a putative class action lawsuit in federal court alleging federal securities law violations in connection with our IPO. This litigation, any related litigation that may arise, and any securities litigation that may be instituted against us in the future may adversely affect our business, results of operations, and financial condition. See the section titled “Legal Proceedings—Securities Litigation” for more information. You should consider an investment in shares of our common stock to be risky, and you should invest in shares of our common stock only if you can withstand a significant loss and wide fluctuations in the market value of your investment.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

On November 5, 2024, the Company entered into an employment agreement (the “Employment Agreement”) with Junkoo Kim, the founder and Chief Executive Officer of the Company as well as Chairman of the board of directors of the Company. Pursuant to the Employment Agreement, deemed effective January 1, 2024, Mr. Kim shall continue to serve as the Chief Executive Officer of the Company until termination by the Company or his resignation. The Employment Agreement was approved by the board of directors of the Company on November 5, 2024, prior to its execution and upon recommendation from the Compensation Committee of the board of directors of the Company.

Pursuant to the Employment Agreement, Mr. Kim will receive: (i) a base salary of $480,000 per year; and (ii) a target incentive bonus ranging from 50% to 150% of $570,000 for each fiscal year of his employment subject to achievement of a set of performance metrics.

The foregoing description of the Employment Agreement is qualified in its entirety by reference to the full text of the document, copy of which is filed as Exhibit 10.25 to this Report and is incorporated herein by reference.

On November 5, 2024, NAVER WEBTOON entered into a business delegation agreement (the “Business Delegation Agreement”) with Mr. Kim, the Chief Executive Officer of NAVER WEBTOON. Pursuant to the Business Delegation Agreement,deemed effective January 1, 2024, Mr. Kim shall continue to serve as the Chief Executive Officer of NAVER WEBTOON until December 31, 2024.

Pursuant to the Business Delegation Agreement and an annex thereof (the “Annex Agreement”), Mr. Kim (a) is eligible to receive an annual base salary of 150,000,000 Korean Won and (b) may not be employed or entrusted for businesses identical to or competing against the business of NAVER WEBTOON during the term of the Business Delegation Agreement and for a period of one(1) year after voluntary or involuntary retirement or resignation of Mr. Kim.

The Business Delegation Agreement and the Annex Agreement are substantially in the form previously filed as Exhibit 10.21 and Exhibit 10.22 to the Company’s Registration Statement, respectively, both of which are incorporated herein by reference.

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

10.25*†	Employment Agreement, dated November 5, 2024, between the Company and Junkoo Kim.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

** Furnished herewith

† Management compensatory plan or contract

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEBTOON Entertainment Inc.
Date: November 12, 2024	By:	/s/ David J. Lee
David J. Lee
Chief Financial Officer
(Principal Financial Officer)