Form 10-K
period 2024-12-31
WEBTOON Entertainment Inc.
filed 2025-03-11
CIK 1997859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
___________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from January 1, 2023 to December 31, 2024
Commission file number 333-279863
___________________________________
WEBTOON ENTERTAINMENT INC.
___________________________________
(Exact name of registrant as specified in its charter)

Delaware	81-3830533
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5700 Wilshire Blvd., Suite 220 Los Angeles, CA 90036	90036
(Address of Principal Executive Offices)	(Zip Code)
(323) 424-3795
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	WBTN	Nasdaq Global Select Market
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐   No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2024, was approximately $306.6 million based upon the last reported sales price on the Nasdaq Global Select Market on that date of $22.83. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers, and the beneficial owners of 10% or more of the registrant's outstanding common stock are the affiliates of the registrant.
As of February 28, 2025, the registrant had 128,864,156 shares of common stock, par value $0.0001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the registrant’s definitive proxy statement for the 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”), to be filed with the Securities and Exchange Commission (“SEC”) no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2024.

i

GLOSSARY

As used in this Annual Report on Form 10-K (this “Annual Report”), unless stated otherwise or the context otherwise requires:
•“amateur creator(s)” means creators who do not currently monetize their content as Paid Content on our platform as they are subject to our standard terms and conditions without Paid Content revenue sharing provisions. Amateur creators may monetize through other methods, including advertising if they meet certain viewership and subscriber thresholds.
•“Coins” means our in-app currency, which our users can purchase, earn by completing certain advertisement-associated actions or receive during in-app promotional events.
•“creators” means individuals who upload content to our platform and whose content remains available on our platform. Total creators include both amateur and professional creators.
•“Daily Pass” means a digital pass that provides users with access to locked episodes primarily from a series that is no longer publishing new episodes.
•“eBookJapan” means our eBook (including digital manga, which is manga in a digital format), web-comic and web-novel offering in Japan dedicated to professional creators.
•“episode” means a periodically uploaded chapter or installment of a web-comic or web-novel title.
•“Fast Pass” means a digital pass that provides users with early access to upcoming episodes for ongoing series of content on our platform, which must be purchased with Coins.
•“IP Adaptations” means adaptations of certain content on our offerings into other media formats such as film, streaming series, games and merchandise.
•“LINE MANGA” means our web-comic and digital manga offering in Japan dedicated to both amateur and professional creators.
•“manga” means a style of Japanese comic books and graphic novels typically presented in print format.
•“MAU” or “monthly active users” means users who visited our offerings at least once in the applicable calendar month, averaged over each month in the given period.
•“MPU” or “monthly paying users” means users who have paid to access Paid Content in the applicable calendar month, averaged over each month in the given period.
•“Munpia” means, as context requires, Munpia Inc., one of our wholly-owned subsidiaries in Korea, or Munpia, the namesake web-novel offering and web-novel creator community in Korea run by Munpia Inc.
•“NAVER” means NAVER Corporation, a global information communications technology (ICT) company and our parent, and its subsidiaries and affiliates, excluding WEBTOON, unless context otherwise requires.

•“NAVER SERIES” means our eBook, web-comic and web-novel offering in Korea dedicated to professional creators.
•“NAVER WEBTOON” means NAVER WEBTOON Ltd., one of our wholly-owned subsidiaries in Korea that operates our offerings including WEBTOON and WEBTOON Korea.
•“offering” means our mobile applications, websites or specific sections within such applications and websites where our creators post content, including WEBTOON, WEBTOON Korea, LINE MANGA, NAVER SERIES, eBookJapan, Munpia and Wattpad.
•“Paid Content” means content on our offerings that our users need to pay to access, including through the use of Coins.
•“Paid Content Average Revenue per Paying User” or “ARPPU” means the average Paid Content revenue in a given month divided by the number of monthly paying users for such month, averaged over each month in the given period.
•“Paying ratio” means, with respect to a given period, the ratio of MPU divided by MAU.
•“Paying user” means, with respect to a given period, a user who has paid to access Paid Content on our platform.
•“professional creator(s)” means creators who monetize through Paid Content on our platform under formal creator agreements with Paid Content revenue sharing provisions.
•“title” means a sequential web-comic or web-novel story that is comprised of episodes.
•“Wattpad” means, as context requires, Wattpad Corp., one of our wholly-owned subsidiaries in Canada which was acquired by NAVER in May 2021 and subsequently acquired by us from NAVER in June 2023, or Wattpad, the namesake global web-novel offering with a global community of creators who are mostly amateur creators that is run by Wattpad Corp.
•“web-comics” means digitally created and serialized stories expressed through vertical, continuous and graphical content.
•“web-novels” means digitally created, serialized and text-based stories.
•“WEBTOON” means, as context requires, WEBTOON Entertainment Inc., a Delaware corporation, and its consolidated subsidiaries, or WEBTOON, the namesake global web-comic offering run by NAVER WEBTOON.
•“WEBTOON Korea” means NAVER WEBTOON, our web-comic offering in Korea

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report contains forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements do not relate strictly to historical or current facts and reflect management’s assumptions, views, plans objectives and projections about the future. Forward-looking statements may be identified by the use of words such as “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “project,” “estimate,” “expect,” “strategy,” “future,” “likely,” “may,” “should,” “will” and similar references to future periods. Examples of forward-looking statements include, among others, statements we make regarding:
•expected operating results, such as revenue growth and earnings;
•economic and industry trends;
•the demand for our platform in general;
•our ability to continue to attract and empower creators to create engaging content;
•our ability to grow and retain our user base and strengthen our brand;
•our ability to increase engagement with users and strengthen our community;
•our ability to attract and retain our senior management team or key personnel;
•our ability to continue to innovate and expand our advertising business;
•our ability to increase paying ratio and strengthen our monetization capability;
•our ability to increase revenues from our intellectual property operations;
•our beliefs about and objectives for future operation;
•future acquisitions or investments;
•our ability to continue to grow across our current markets and expand into new markets;
•our ability to continue to innovate and enhance our offerings;
•the functionality and economics of our platform on mobile operating systems;
•our ability to maintain the security and availability of our platform;
•our ability to obtain, maintain, protect and enhance our intellectual property;
•the increased expenses associated with being a public company;
•our business model and expectations and management of future growth, including expansion in international markets and expenditures associated with such growth; and
•our ability to compete with existing and new competitors in existing and new markets.

Because forward-looking statements are based on current beliefs, expectations and assumptions regarding future events, they are subject to risks, uncertainties and changes that are difficult to predict and many of which are outside of our control. You should realize that if underlying assumptions prove inaccurate, or known or unknown risks or uncertainties materialize, our actual results and financial condition could vary materially from expectations and projections expressed or implied in our forward-looking statements. Risks and uncertainties include:
•we have experienced rapid growth in recent periods, and our historical growth rates may not be indicative of our future performance;
•our growth depends on our ability to attract and empower creators and our ability to properly support and incentivize our creators to create compelling, engaging and interactive content;
•our growth depends on our ability to retain, attract and engage with our users, and our ability to anticipate, understand and respond appropriately to market trends and rapidly changing user preferences in a timely manner;
•if we fail to retain or increase our paying users or if we fail to maintain or continue to increase our paying ratio, our business, financial condition or results of operations could be adversely affected;
•we operate in highly competitive markets, and we face significant competition to attract and empower our creators and users;
•maintaining and enhancing the market recognition and reputation of our brands is a critical component of our relationship with creators, users and other third parties;
•our growth depends on our ability to innovate and expand our advertising business and to develop effective advertising products;
•we intend to continue to diversify our monetization strategy and increase revenues from IP Adaptations, which may not be successful;
•we intend to continue to expand our presence in existing and into new geographic markets and execute upon our growth initiatives, and our international expansion efforts may not be successful;
•we face a variety of risks associated with conducting business around the world, and these risks will increase as we continue to expand our presence into new geographic markets;
•our future growth depends on our ability to continue innovating our platform to offer attractive features and safe and civil experiences for our creators and users;
•we depend on effectively operating with mobile operating systems, hardware, technologies, products, standards and networks that we do not control, and changes to any of these or our platform could adversely affect our user retention, growth, engagement and monetization;
•we have a history of net losses, and we anticipate increasing expenses in the future, and we may not achieve or maintain profitability;
•if we fail to control our content-related costs, the expenses we incur may exceed the increase in revenues;
v

•the future success of our business relies heavily on our sales and marketing efforts, and if we fail to maintain sales and marketing efficiency, the marketing expenses we incur as we grow may exceed the increase in revenues;
•we are, and could become, subject to significant legal proceedings and regulatory investigations that may result in significant expenses, fines and reputational damage;
•the success of our growth strategy depends on our ability to provide a safe online environment for children;
•we are subject to complex and evolving federal, state and international laws, regulations, rules, standards and contractual obligations regarding privacy, data protection and cybersecurity, which could result in investigations, claims, changes to our business practices, increased cost of operations and declines in user growth, retention or engagement, any of which could adversely affect our business;
•claims by others that we infringe, misappropriate or otherwise violate their intellectual property rights through the activities of our creators or users or the content on our platform could subject us to liability;
•our defenses to claims of infringement, misappropriation or other violations of third-party intellectual property rights are costly and may not be successful;
•failure to obtain, maintain, protect and enforce our proprietary and intellectual property rights could adversely affect our business;
•there are special risks involved with investing in companies operating in Korea, including the possibility of restrictions being imposed by the Korean government in emergency circumstances, accounting and corporate disclosure standards that differ from those in other jurisdictions, and the risk of direct or vicarious criminal liability for executive officers of our Korean affiliates;
•NAVER WEBTOON’s transactions with its subsidiaries and affiliates may be restricted under Korean fair trade regulations;
•NAVER controls a significant percentage of our voting power and may have interests that conflict with the interests of other stockholders; and
•we are “controlled company” and, as a result, qualify for exemptions from certain corporate governance requirements.
You should also carefully read the risk factors described in the section entitled “Risk Factors” in this Annual Report for a description of the material risks that could, among other things, cause our actual results to differ materially from those expressed or implied in our forward-looking statements. You should understand that it is not possible to predict or identify all such factors and you should not consider the risks described above to be a complete statement of all potential risks and uncertainties. Any forward-looking statement made by us in this Annual Report is based only on information currently available to us and speaks only as of the date on which it is made. We do not undertake to publicly update any forward-looking statement that may be made from time to time, whether as a result of new information or future events or developments, except as required by law.

Part I
Item 1. Business
Overview
WEBTOON is a global storytelling platform where a vibrant community of creators and users discover, create and share new content. We have pioneered a cultural movement by revolutionizing the storytelling format and democratizing content creation and publication. WEBTOON empowers creators, by enabling them to participate economically in their own creation, and users, by offering an endless library of content.
Our Platform
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
Creators power our content engine by authoring immersive visual stories, or titles, developing imaginative new characters and inspiring fandoms. Our creator base ranges from the individual enthusiast with a love of storytelling to the professional author building a brand and an enterprise on our platform. WEBTOON provides creators with an opportunity to monetize their creativity through various means, including Paid Content, advertising and IP Adaptations. Our platform serves both amateur and professional creators, the latter defined as creators who monetize through Paid Content on our platform under formal creator agreements with Paid Content revenue sharing provisions. We consider these two groups of creators separately because their intention is often distinct: amateur creators may come to our platform simply for the love of our unique form of storytelling and to connect with an engaged and like-minded audience, and the vast majority of the 24 million creators on our platform are amateur creators. Professional creators are often building a brand and an enterprise on our platform. We believe there exists a strong potential for our amateur creator base to serve as a source of future professional creators. Particularly in markets where the creator talent base is in earlier stages of development, building a local amateur creator base will be one of the most important drivers of future professional content. A core part of our strategy in those markets is identifying high-potential amateur creators whom we promote and help start monetizing their content on our platform.
Users come to our platform to discover and consume engaging and immersive content. Our creators tell stories that are relatable to global audiences, attracting users across age groups, geographies and genders.
Content on our platform tells stories created by our creators through multiple immersive formats. On our platform, creators tell long-form stories through our iconic serialized narratives in the form of short-form, bite-sized episodes. This content format results in a habitual behavior with an engaged user base. These stories are told primarily in two ways—web-comics, a graphical comic-like medium, and web-novels, which are text-based stories. The web-comic medium tells stories using a continuous vertical-scroll format that is easily read on mobile devices. For both formats, the serialized release of content is analogous to chapters of a book. These formats are not only accessible and highly engaging for fans, but also easier for creators to create, share and monetize their stories. We are able to further extend the reach, impact and monetization of our content by adapting it into other media formats such as film, streaming series, games, merchandise and print books.
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

This vibrant ecosystem is amplified by our foundational technology and artificial intelligence capabilities, which enable content creation, along with our content discovery and recommendation engines. Our content creation technology helps creators enhance their storytelling skills, tailor the content to various global audiences and build more engaged, wider fan bases around the world. For users, our technology enables a personalized recommendation model and rule-based curation methodology to encourage new content discovery. These tools are highly scalable across markets and our newer markets are able to benefit from the content and platform infrastructure we have invested in and refined in Korea and Japan.
Our business model is driven by the shared success of all those who participate in our platform. The result is earnings for creators, diversity of content for users to enjoy, high-intent and relevant audiences for advertising partners and a multitude of intellectual property to be adapted by media partners. Greater engagement leads to higher revenue growth and stronger user economics, which in turn provides us the benefit of diversified revenue streams and allows for reinvestment into the creators on our platform.
Our revenue is derived from three distinct revenue streams: Paid Content, Advertising and IP Adaptations.
Paid Content
Our Paid Content revenue represents revenue generated from the sale of content on our platform to users. Most of our content consists of long-form stories that are serialized into short-form image- or text-based pieces released on a weekly schedule. We focused on the development of this type of digital content because this mode of storytelling is not only appealing to our users, but it is also well suited to the success of individual creators. Creators can write new stories simply and easily, without expensive equipment or training. Creators are empowered to experiment and innovate because the time and resources required for each individual episode is less intensive than what would have gone into the entire title, and because creators receive real-time feedback from users. The bite-sized format leads to a high velocity of new content being released, driving more frequent user engagement. This format is specifically popular with Gen Z and millennial users because of their preference for bite-sized, flexible content. Finally, this format lends itself to a highly scalable content model that can be monetized both across geographic markets and across media formats via adaptations such as film and streaming series.
•Web-comics are digitally created, weekly serialized stories expressed through vertical, continuous graphical content. Web-comics are optimized for scrolling and often include unique special effects, such as sounds and animations. Web-comics generate the vast majority of revenue on our platform.

•Web-novels are digitally created, weekly serialized stories expressed through text with many titles releasing new content three to five times a week. As opposed to an eBook—a traditional long-form, text-based, online book (often an online version of a print book)—a web-novel is a long-form story serialized into short-form. Similar to our iconic web-comic format, the serialized nature of web-novels encourages habitual engagement from our users. Web-novels have an even lower barrier to creation than web-comics given that no illustration is required. This leads to a greater velocity of content generation.

Advertising
Advertising revenue represents revenue earned for the display of advertisements on our platform, including in-stream placement within content. Our high-intent, sought-after user base attracts advertisers. We will continue to invest in optimization and measurement capabilities to better align with our advertising partners’ objectives. We believe growth in advertising revenue will come from both existing advertising partners already on our platform, as well as acquisition of new advertising partners as we expand our advertising products. Our front-end advertiser product includes multiple ways to reach users in a native and organic way. Our back-end advertiser product is built on NAVER’s or a third party’s advertising platform. We offer five front-end advertiser products:

Display Ads	Display ads are non-intrusive banners viewable at the end of an episode and on the “Home” section, among other sections.
Achievement-Based Ads
Achievement-based advertisements reward users with Coins upon completion of a specific task, such as subscribing to an advertiser partner’s newsletter or visiting a promotional event on an advertiser partner’s website.

Pre-Roll Ads
Pre-roll advertisements are video advertisements that may be viewed in order to unlock Paid Content for free. Users can choose to watch 30 second, non-skippable video ads to unlock certain episodes without paying.

Engagement Products	Engagement products are partnerships to produce interactive writing contests on the platform, inspired by a brand’s messaging.
Creator Content
Creator content includes partnerships with creators to produce branded content promoting a brand or product. This content can take multiple formats including integration into existing stories, epilogue stories, and other formats.

IP Adaptations
Our IP Adaptations revenue comprises of revenue generated from adaptations of certain content on our offerings into other media formats such as films, streaming series, games and merchandise, which may take the form of fixed licensing fees or other arrangements where we participate in the upside of such productions, or sales of merchandise. We enter into agreements with certain content creators who have stories with potential to become franchises across media formats. Using our multitude of proprietary data on which stories have resonated most with users in the past, we are able to identify and scale winning stories on our platform. We subsequently invest and scale such stories via adaptation into other formats, including films, streaming series, animation, video games, print books and merchandise. The majority of these adaptations are produced in partnership with third-party production companies in the form of a licensing agreement or in a limited pre-production capacity where we are paid a production fee for a service such as script development. The majority of production costs in these cases are borne by a third-party production partner. Occasionally, we may choose to rely entirely on our in-house production capability to produce the adaptation, if we determine the potential reward to be substantially in excess of the investment risk and the magnitude of the required investment to be manageable. Our Technology Architecture
A number of core principles underpin our technology architecture, which ensure scalability, reliability and flexibility. These principles include the following:
•Scalable Cloud-Based Infrastructure: We utilize the infrastructure of our parent, NAVER, to process video, audio and images. We use NAVER’s cloud capabilities for computing and storage for most of our offerings, including all of our offerings in Korea. We therefore benefit from NAVER’s years of investment in technology infrastructure, high-speed server capabilities and data transmission technology. Although we do not have a formal written agreement in place with NAVER, we leverage NAVER’s large language model to inform our own innovations in artificial intelligence. We also efficiently integrate or otherwise utilize existing infrastructure in the case of acquisitions, as was the case for Wattpad and eBook Initiative Japan Co., Ltd. (“eBIJ”), which merged with Line Digital Frontier Corporation (“LDF”), with LDF as the surviving entity, effective September 1, 2024(the “LDF-eBIJ Merger”).
•Shared Back-End: Because our platform consists of multiple mobile app offerings, we have designed certain back-end infrastructure to harmonize user-facing features across these apps. These features sit across all of our offerings, including those that may utilize a different back-end technology infrastructure or cloud provider. If we launch a new offering or other initiative, these back-end features can be efficiently updated across all of our offerings. Examples of our common features include:
•Content Store Platform: Infrastructure to manage and support in-app business models, including Daily Pass, Fast Pass, tipping and free Coins.
•Community Features: Creator profile page allowing creators to post announcements and surveys, and to communicate directly with users.
•Royalty Settlement System: Manages revenue sharing settlements for creators and third-party production studios.

•Innovative Viewing Technology: To ensure a stable and seamless reading experience, we have purpose-built our own viewer technology specifically designed for mobile, vertical web-comic formats. This includes features and functions customized to serial reading. We have also introduced a viewer specifically designed for web-novel platforms, optimized for reading serialized text-based content. Internally, we have an in-house team dedicated to developing and advancing this viewer technology.
Sales and Marketing
User Marketing
We aim to balance organic and paying user marketing channels. The strength of our brands, our leading market position in multiple regions and the viral nature of our stories enable us to benefit from word-of-mouth user adoption. We amplify organic marketing through partnerships with local tech platforms and communities, and through IP Adaptations of our stories, which reach new audiences through global distribution platforms, such as Netflix. We also employ paid marketing strategies, such as brand marketing, performance marketing and in-app giveaways. Our paid marketing strategy is typically title based, focusing on targeted promotions of certain highly popular stories. Our overall marketing strategy is intended to attract new audiences and to encourage user engagement. We monitor payback and return on advertising spend to assess our success at efficiently attracting and maintaining engagement of users
Our user acquisition strategy varies by region:
•In Korea, we achieved broad user adoption and penetration of the population with strong brand affinity as of the year ended December 31, 2024. As a result, our marketing spend is limited. We occasionally leverage in-app promotions, such as giveaways of free Coins, as a way of encouraging increased engagement by existing users.
•In Japan, our paid marketing strategy is focused on increasing brand awareness and targeting new users familiar with similar content genres, such as manga and anime. For paying user acquisition, we utilize a variety of digital channels, such as LINE, Google, Meta and TikTok.
•In North America, our user acquisition is split between paid and organic. Our organic traffic benefits from partnerships with local creators or other popular technology platforms, such as our partnerships with Discord, Patreon, DC Comics and HYBE Entertainment, as well as through our IP Adaptations. Our paid marketing strategies include brand-marketing campaigns and performance marketing, aimed at increasing user awareness of and engagement with WEBTOON by promoting top content titles that have demonstrated strong readership.
Once users join our platform, we promote engagement through various in-app strategies, such as push notifications, banner ads and free Coin giveaways.
Creator Marketing
The vast majority of creators join our platform organically, attracted by our community of passionate users and the earnings opportunities on our platform. We cultivate this creator community through a dedicated team focused on creator outreach and support. This team targets both first-time writers and well-known professional creators from other industries. These strategies include highly publicized competitions on our platform and educational resources that we offer creators for free. We also participate in comic or anime conventions, such as Comic Con, where we often sponsor individual creators. We do not currently leverage any paid marketing spend on creator acquisition.
Our Competition
We compete for both users and creators. We compete to attract and retain our users, and for their engagement hours and spend, with multiple technology and content platforms. We also compete with similar technology and content platforms to provide creators with attractive opportunities to reach consumers and earn money.
Broadly, we compete for users and creators with companies in the following categories:
•social media platforms, such as Instagram, Pinterest, Snap, Facebook, YouTube, TikTok and Twitch;

•over-the-top platforms, such as Comcast, Disney and ViacomCBS;
• gaming companies, such as Activision Blizzard (subsidiary of Microsoft), Electronic Arts, Take-Two, Valve, Unity and Zynga; and
•video streaming services, such as Netflix.
In the specific context of web-comics:
•in Korea, we mainly compete with Kakao Webtoon (a web-comic platform operated by Kakao Entertainment Corporation) and also compete with other web-comic platforms such as Kidari Studio;
•in Japan, we mainly compete with Piccoma (a Japanese web-comic platform also operated by Kakao Entertainment Corporation) and with Jump Toon (a Japanese digitized manga platform run by Shueisha Inc.); and
•in the U.S., we compete with Tapas (a web-comic and web-novel platform also owned by Kakao Entertainment Corporation) and Manta (a web-comic and web-novel platform operated by RIDI Corporation).
In the context of web-novels:
•in Korea, we compete with KakaoPage (a web-comic and web-novel platform run by Kakao Entertainment Corporation), and RIDI (a web-comic and web-novel platform operated by RIDI Corporation); and
•in the U.S., we compete with Radish (also owned by Kakao Entertainment Corporation), GoodNovel and Dreame.
We believe we are able to successfully compete for users based on our large library of engaging content, unique content format, expansive range of genres, social and community features and personalization technology. We believe we are able to successfully compete for creators based on our highly attractive and engaged user base, monetization opportunities, creator enablement technology and community features.
For additional information about the risks to our business related to competition, see the section titled “Risk Factors—Risks Related to Our Business, Industry and Operations— We operate in highly competitive markets, and we face significant competition to attract and empower our creators and users.”
Privacy, Data Protection, Cybersecurity and Regulatory Matters
We are subject to a number of U.S. federal and state and foreign laws and regulations that involve matters central to our business, including privacy, data protection and cybersecurity (including with respect to the personal information of minors). Many of these laws and regulations are still evolving and being tested in courts and could be interpreted and applied in a manner that is inconsistent from country to country or state to state and inconsistent with our current policies and practices and in ways that could adversely impact our business. In addition, the application and interpretation of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate. The costs of complying with these laws and regulations are high and are likely to increase in the future, particularly as the degree of regulation increases, our business grows and our geographic scope expands. Further, the impact of these laws and regulations may disproportionately affect our business in comparison to our peers in the technology sector that have greater resources. Any failure on our part to comply with these laws and regulations may subject us to significant liabilities or penalties, or otherwise adversely affect our business, financial condition or operating results. It is imperative that we secure the creative assets, performance and user data (including personal information) that are critical to our business. We devote considerable resources to our security program and regularly test the security of our services with the intent to ensure that user assets are securely stored, managed and otherwise processed. We take steps designed to make it easy for content developers and creators to securely build and distribute their content in our ecosystem.
We rely on a variety of statutory and common-law frameworks and defenses relevant to the content available on our service, including the Digital Millennium Copyright Act, or DMCA; the Communications Decency Act, or CDA; the fair-use doctrine in the U.S.; and the Electronic Commerce Directive in the EU. However, each of these frameworks and defenses is subject to uncertain or evolving judicial interpretation and regulatory and legislative amendments. In addition, pending or recently adopted legislation in the U.S. and EU may impose additional obligations or liability on us associated with content published by users to our platform. If the rules, doctrines or currently available defenses change, if international jurisdictions refuse to apply protections similar to those that are currently available in the U.S. or the EU, or if a court were to disagree with our application of those rules or doctrines to our services, we could be required to expend significant resources to try to comply with the new rules or incur liability, and our business, revenue and financial results could be adversely impacted.
We are also subject to U.S. federal and state and foreign laws and regulations regarding privacy, data protection and cybersecurity, including with respect to the storage, sharing, use, transfer, disclosure, protection and other processing of personal data. For example, the CCPA requires covered companies to, among other things, provide disclosures to California consumers and afford such consumers the ability to opt out of the sale of personal information. We have incurred additional costs and expenses in an effort to comply. Similar legislation has been proposed or adopted in other states. Aspects of the CCPA and these other state laws and regulations, as well as their enforcement, remain unclear, and we may be required to modify our practices in an effort to comply with them. In addition, foreign data protection, privacy, cybersecurity, consumer protection, content regulation and other laws and regulations may be more restrictive and burdensome than U.S. federal and state laws. For example, in the UK and EU, the GDPR and UK GDPR impose stringent operational requirements for entities processing personal information and significant penalties for noncompliance. Under the GDPR, violations may result in fines up to 20 million euros or up to 4% of the annual global revenues of the violating business, whichever is greater. In addition, there is uncertainty regarding adequate methods of data transfer from the EEA and UK to other countries, including the U.S.
Children’s privacy has also been a focus of recent enforcement activity and subjects our business to potential liability that could adversely affect our business, financial condition or operating results. The FTC and state attorneys in the U.S. enforce COPPA, which requires companies to obtain parental consent before collecting personal information from children under the age of 13. In addition, the GDPR prohibits certain processing of the personal information of children under the ages of 13-16 (depending on the country) without parental consent. The CCPA requires companies to obtain the consent of children in California under the age of 16 (or parental consent for children under the age of 13) before selling their personal information. We take reasonable efforts designed to comply with these laws and regulations; however, due to increasing scrutiny from governmental entities generally, we may in the future face claims under COPPA, the GDPR, the CCPA or other laws relating to children’s privacy. There are also a number of legislative proposals pending before the U.S. Congress, various state legislative bodies and foreign governments concerning content regulation and privacy, data protection and cybersecurity that could affect us if enacted in the future.
We take a variety of technical and organizational security measures and other measures designed to protect our data, including personal information and other data pertaining to our creators, users, employees and business partners. Despite the variety of reasonable measures we put in place, we may be unable to anticipate or prevent unauthorized access to, misuse, misappropriation or loss of such personal information and other data.
Noncompliance with any applicable laws and regulations could result in penalties or significant legal liability. Although we take reasonable efforts designed to comply with all applicable laws and regulations, there can be no assurance that we will not be subject to regulatory action, including fines, in the event of an incident. We or our third-party service providers could be adversely affected if legislation or regulations are expanded to require changes in our or our third-party service providers’ business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our or our third-party service providers’ business, operations or financial condition.
Government authorities outside the U.S. may also seek to restrict access to or block our service, prohibit or block the hosting of certain content available through our service or impose other restrictions that may affect the accessibility or usability of our service in that country for a period of time or even indefinitely. In addition, some countries have enacted laws that allow websites to be blocked for hosting certain types of restricted content or may require websites to remove certain restricted content. Our privacy policy and terms and conditions of use describe our practices concerning the use, transmission, disclosure and other processing of user information, including personal information, and are posted on our website. For additional information, please see the sections titled “Risk Factors—Risks Related to Our Business, Industry and Operations—If the security of our platform is compromised, it could compromise our and our creators’ and users’ personal, sensitive, confidential and proprietary information, disrupt our internal operations and harm public perception of our platform, which could adversely affect our business and reputation,” “Risk Factors—Risks Related to Our Business, Industry and Operations—We anticipate that our ongoing efforts related to privacy, data protection and cybersecurity, and content review will identify instances of misuse of user data or other undesirable activity by third parties on our platform” and “Risk Factors—Risks Related to Government Regulations and Legal Proceedings—We are subject to complex and evolving federal, state and international laws, regulations, rules, standards and contractual obligations regarding privacy, data protection and cybersecurity, which could result in investigations, claims, changes to our business practices, increased cost of operations and declines in user growth, retention or engagement, any of which could adversely affect our business.” Many of these laws and regulations are subject to change and uncertain interpretation, and could result in investigations, claims, changes to our business practices, increased cost of operations and declines in user growth, retention, or engagement, any of which could significantly harm our business.
Intellectual Property
Our intellectual property is an important aspect of our business, and our success depends in part on our ability to obtain, enforce, defend and protect our intellectual property rights. We rely on a combination of patents, copyrights, trademarks, trade secrets, know-how, license agreements, contractual provisions, non-disclosure agreements, employee non-disclosure and invention assignment agreements and confidentiality procedures to establish and protect our intellectual property rights. In addition to the protection provided by our intellectual property rights, we maintain a policy requiring our employees, consultants and other third parties to enter into confidentiality and proprietary rights agreements to control access to our intellectual property.
As of the end of December 2024, we owned 129 issued patents in the U.S. and foreign countries relating to aspects of our actual or contemplated operations and technologies (of which 19 are U.S. patents). Our issued patents are scheduled to expire between 2028 and 2042. As of the end of December 2024, we also had 120 pending patent applications in the U.S. and abroad. There can be no assurance that each of our patent applications will result in the issuance of a patent. In addition, any resulting issued patents may have claims narrower than those in our patent applications. We seek to protect our proprietary inventions relevant to our business through patent protection; however, we are not dependent on any particular patent or application for the operation of our business.
We have registered the “WEBTOON” wordmark and logo as trademarks in certain classes of goods and services in the U.S. and other key jurisdictions in which we maintain operations. As of the end of December 2024, we were the registered holder of 323 trademarks and have 107 trademark applications in the U.S. and foreign countries. There can be no assurance that each of our trademark applications will result in the issuance of a trademark or that each resulting trademark registration will be able to be maintained. As of December 31, 2024, we were the registered holder of approximately 46 domestic and international domain names. We continually monitor the registration of our domain names, trademarks and service marks in the U.S. and in certain locations outside the U.S.
We also utilize various means, including our proprietary technology Toon Radar, to prevent and monitor unauthorized use of our intellectual property. Toon Radar uses two functions: pre-blocking based on analysis of piracy patterns, and post-blocking based on tracking pirate IDs from watermarked content. The two functions work in synergy, collecting piracy-related data and leveraging it to improve machine learning on piracy patterns.
Despite our diligent efforts, we may not be able to obtain or maintain sufficient protection for or successfully enforce our intellectual property. Any current and future patents, trademarks and other intellectual property or other proprietary rights we own or license, or otherwise have a right to use, may be contested, circumvented or found unenforceable or invalid in certain jurisdictions. We cannot guarantee that our existing and future patents, copyrights, trademarks, trade secrets, domain names and other intellectual property rights will provide us with competitive advantages, distinguish our products from those of our competitors or prevent competitors from launching comparable products. We may also be dependent on third-party content, technology and intellectual property in connection with our business. Further, we may not be able to prevent third parties from infringing, diluting, misappropriating or otherwise violating our intellectual property rights, and we may face challenges to the validity or enforceability of our intellectual property rights. We cannot guarantee that our business does not and will not infringe or misappropriate the rights of third parties. Although we are not presently involved in intellectual property lawsuits, we may face allegations from third parties, including our competitors and “non-practicing entities,” that we have infringed, misappropriated or otherwise violated their intellectual property rights. There can be no guarantee that future lawsuits will not have a materially adverse impact on us. Further, certain federal statutes in the U.S. may apply to us with respect to various activities of our users, including the Digital Millennium Copyright Act, or the DMCA, which provides a statutory safe-harbor immunity from monetary damages for online service providers such as us from, among other things, infringing content published to our platform by our users, provided that we comply with certain statutory requirements of the DMCA. To enjoy the benefits of the safe harbor and be immune from monetary damages for infringing content published by our users, we must maintain certain practices, policies and procedures in compliance with the DMCA’s requirements, including registering a designated agent with the U.S. Copyright Office and maintaining that filing on a periodic basis with the U.S. Copyright Office. We must also expeditiously remove any infringing content upon acquiring actual knowledge of such infringement or, in the absence of actual knowledge, if we become aware of facts or circumstances from which infringing activity is apparent. We must also adopt and reasonably implement, and inform users of our platform, of a policy that provides for the termination in appropriate circumstances of users who are repeat infringers of the copyrights of third parties. If we fail to comply with the conditions for qualifying for safe-harbor immunity under the DMCA, we may be subject to monetary damages for infringing content on our platform. The damages for copyright infringement can be significant and may include the Company’s profits derived from the infringed work. As we host millions of user-generated works, the Company could be subject to significant damages claims if we are determined not to comply with the DMCA safe harbors. Intellectual property disputes are common in our sector, and as we face increasing competition or grow our business, there is an ongoing risk that we may become involved in legal disputes involving intellectual property claims. In addition to the protection provided by our intellectual property rights, we maintain a policy requiring our employees and consultants and other third parties to enter into confidentiality and proprietary rights agreements to control access to our intellectual property.
For additional information on risks relating to intellectual property, please see the sections titled “Risk Factors—Risks Related to Intellectual Property—Claims by others that we infringe, misappropriate or otherwise violate their intellectual property rights through the activities of our creators or users or the content on our platform could subject us to liability,” “Risk Factors—Risks Related to Intellectual Property—Failure to obtain, maintain, protect and enforce our proprietary and intellectual property rights could adversely affect our business,” “Risk Factors—Risks Related to Intellectual Property—Failure to adequately protect, enforce and defend our rights in our proprietary and intellectual property rights could adversely affect our business” and “Risk Factors—Risks Related to Intellectual Property—We use open-source software on our platform, which may pose particular intellectual property risks to, and could adversely affect, our business.”
Human Capital Resources
Employees
As of December 31, 2024, we employed approximately 1,800 full-time employees across the globe. In order to continue to evolve our platform, we must continue to invest heavily in attracting and retaining key talent, especially those focused on content, product and engineering functions. We monitor our progress with human capital metrics such as turnover rate and ratio of technical talents to overall employees. Our brand, platform, market position, reputation for innovation and cultivation and creator-centric culture support our ability to recruit best-in-class talent. As of December 31, 2024, we had 900 employees in our service and business functions, accounting for approximately 50% of our full-time employees, and 500 employees in our tech functions, accounting for approximately 27% of our full-time employees.
We operate our Company as a portfolio of small, vision-aligned teams. Each team maintains its own objectives, roadmap and key performance indicators. Organizing this way maximizes accountability, creativity and the number of leadership opportunities.
Team and Culture
At WEBTOON, our mantra is “We work for fun.” Our team members are passionate about storytelling and are often fans of our unique form of content. We are also committed to the development of our team through leadership, technical and essential skills training. We host an annual internal conference called “WEBTOON We Are” aimed at sharing the diverse work experiences and perspectives of our employees and bringing together teams from various geographies and functions. In 2024, the conference featured 29 speakers with over 2,101 participants, a majority of our employees.
Available Information
We make available on our website (https://ir.webtoon.com) under “Financials” our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish them to the SEC. The information contained in, or that can be accessed through, our website is not part of, or incorporated by reference in, this Annual Report. The SEC maintains an internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Investors and others should note that we may announce material information to our investors using our investor relations website (https://ir.webtoon.com), SEC filings, press releases, public conference calls and webcasts. We use these channels, as well as social media, to communicate with our investors and the public about our company, our business and other issues. It is possible that the information that we post on social media could be deemed to be material information.
The information contained on such websites and social media posts is not incorporated by reference into this filing. Further, our references to website URLs in this Annual Report are intended to be inactive textual references only.
Item 1A. Risk Factors
In addition to the other information in this Annual Report, the following risk factors should be considered carefully in evaluating our company. We seek to identify, manage and mitigate risks to our business, but risks and uncertainties are difficult to predict, and many are outside of our control and therefore cannot be eliminated. You should be aware that it is not possible to predict or identify all of these factors and that the following is not meant to be a complete discussion of all potential risks or uncertainties. If certain of the risks below, unknown risks or uncertainties, or additional risks that we currently believe to be immaterial materialize, our business, financial condition, results of operations, reputation, cash flows or prospects could be adversely affected, potentially in a material way, which could result in a partial or complete loss of your investment.
Risks Factors Summary
Our business is subject to numerous risks and uncertainties, including those described more fully in this Annual Report. The following is a summary of principal risks and uncertainties that could materially adversely affect our business, financial condition, results of operations, reputation, cash flows or prospects. This summary should be read in conjunction with the “Risk Factors” section in this Annual Report and should not be relied upon as an exhaustive summary of the material risks and uncertainties facing our business.
Risks Related to Our Business, Industry and Operations
•We have experienced rapid growth in recent periods, and our historical growth rates may not be indicative of our future performance.
•Our growth depends on our ability to attract and empower creators and our ability to properly support and incentivize our creators to create compelling, engaging and interactive content.
•Our growth depends on our ability to retain, attract and engage with our users, and our ability to anticipate, understand and respond appropriately to market trends and rapidly changing user preferences in a timely manner.
•If we fail to retain or increase our paying users or if we fail to maintain or continue to increase our paying ratio, our business, financial condition or results of operations could be adversely affected.
•We operate in highly competitive markets, and we face significant competition to attract and empower our creators and users.
•Maintaining and enhancing the market recognition and reputation of our brands is a critical component of our relationship with creators, users and other third parties.
•Our growth depends on our ability to innovate and expand our advertising business and to develop effective advertising products.
•We intend to continue to diversify our monetization strategy and increase revenues from IP Adaptations, which may not be successful.
•We intend to continue to expand our presence in existing and into new geographic markets and execute upon our growth initiatives, and our international expansion efforts may not be successful.
•We face a variety of risks associated with conducting business around the world, and these risks will increase as we continue to expand our presence into new geographic markets.

•Our future growth depends on our ability to continue innovating our platform to offer attractive features and safe and civil experiences for our creators and users.
•We depend on effectively operating with mobile operating systems, hardware, technologies, products, standards and networks that we do not control, and changes to any of these or our platform could adversely affect our user retention, growth, engagement and monetization.
•We have a history of net losses, and we anticipate increasing expenses in the future, and we may not achieve or maintain profitability.
•If we fail to control our content-related costs, the expenses we incur may exceed the increase in revenues.
•The future success of our business relies heavily on our sales and marketing efforts, and if we fail to maintain sales and marketing efficiency, the marketing expenses we incur as we grow may exceed the increase in revenues.
Risks Related to Government Regulation and Legal Proceedings
•We are, and could become, subject to significant legal proceedings and regulatory investigations that may result in significant expenses, fines and reputational damage.
•The success of our growth strategy depends on our ability to provide a safe online environment for children.
•We are subject to complex and evolving federal, state and international laws, regulations, rules, standards and contractual obligations regarding privacy, data protection and cybersecurity, which could result in investigations, claims, changes to our business practices, increased cost of operations and declines in user growth, retention or engagement, any of which could adversely affect our business.
Risks Related to Intellectual Property
•Claims by others that we infringe, misappropriate or otherwise violate their intellectual property rights through the activities of our creators or users or the content on our platform could subject us to liability.
•Our defenses to claims of infringement, misappropriation or other violations of third-party intellectual property rights are costly and may not be successful.
•Failure to obtain, maintain, protect and enforce our proprietary and intellectual property rights could adversely affect our business.
Risks Related to Ownership of our Common Stock
•NAVER controls a significant percentage of our voting power and may have interests that conflict with the interests of other stockholders.
•We are a “controlled company” and, as a result, qualify for exemptions from certain corporate governance requirements.
•We have identified certain material weaknesses in our internal control over financial reporting, and if our remediation of such material weaknesses is not effective, or if we experience additional material weaknesses or otherwise are unable to implement and maintain effective internal control over financial reporting in the future, investors could lose confidence in the accuracy and completeness of our financial reports and the market price of shares of our common stock could be adversely affected.
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
Our growth may decline in the future as a result of a variety of factors, including slowing demand for our platform, insufficient growth in the number of creators and users that use our platform, increased competition, insufficient growth of our overall market, our inability to continue to capitalize on growth opportunities, increasing regulatory costs and the maturation of our business. We believe that the growth of our business depends on a number of factors, including our ability to:
•continue to attract and empower creators to create engaging content;
•attract users and strengthen our brands;
•increase engagement with users and strengthen our community;
•increase our paying ratio and strengthen our monetization capability;
•continue to innovate and expand our advertising business;
•increase revenues from our IP Adaptations with increasing bargaining power vis-a-vis third-party intellectual property adaptation partners (e.g., studios, publishers, financiers, distributors, producers and potential buyers);
•expand our presence into new geographic markets;
•continue to innovate our platform; and
•maintain sales and marketing efficiency.
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
Any number of factors could adversely affect user retention, growth or engagement, including if:
•we are unable to continue to offer content that users find highly engaging, that work with a variety of mobile operating systems, web browsers, other systems and networks and that achieve a high level of market acceptance, particularly in markets that we are targeting for expansion;
•we are unable to convert users like we do in Korea and Japan;
•users increasingly engage with competing products or services, particularly social media platforms, online content platforms and mobile games;
•we are unable to obtain, manage and prioritize content to ensure users are presented with content that is appropriate, interesting, useful and relevant to them;
•we are unable to introduce new and exciting features, products or services, or those we introduce are not favorably received;
•initiatives designed to attract and retain users and engagement are unsuccessful or discontinued, whether as a result of actions by us, users, creators, third parties or otherwise;
•we are unable to provide a compelling and intuitive user experience and environment, particularly relating to the delivery, quality, volume, design and layout of the content and advertisements delivered on our platform;
•we are unable to provide adequate customer service to users or creators, or maintain relationships with key platform partners such as advertisers;
•there are increased concerns of users or creators, or we suffer any incidents, relating to privacy, data protection, cybersecurity or safety;
•there are changes mandated by legislation, regulatory authorities or litigation that adversely affect our platform, content, users or creators; or
•we adopt terms, policies or procedures related to areas such as sharing, content, user data or advertising that are perceived negatively by our users or the general public.

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
Many of our existing competitors have, and some of our potential competitors could have, substantial competitive advantages, such as:
•larger sales and marketing budgets and resources;
•broader and more established relationships and brand recognition with users and creators;
•greater resources to make acquisitions and enter into strategic partnerships;
•lower labor and research and development costs;
•stronger competitive positions in certain geographic regions or user demographics;
•larger and more mature intellectual property portfolios; and
•substantially greater financial, technical and other resources.

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
Many factors, some of which are beyond our control, are important to maintaining and enhancing our brands and may negatively impact our brands and reputation if not properly managed, including our ability to:
•maintain highly engaged users as user preferences evolve and as we expand into new markets;
•increase brand awareness among existing and potential users and creators through various means of marketing and branding activities; and
•adopt new technologies or adapt our platform and our systems to new user or creator requirements or emerging industry standards.
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
•local and regional economic environments and policies in the markets we serve, including interest rates, monetary policy, inflation, economic growth, recession, commodity prices and currency controls or other limitations on the ability to expatriate cash;
•currency devaluations in jurisdictions experiencing high inflation rates or significant currency exchange fluctuations;
•compliance with local regulations and laws, including in some jurisdictions, local regulations related to privacy, data protection and cybersecurity, content monitoring, preclusion and removal of online entertainment platforms, particularly as these rules apply to interactions with children;
•lack of well-established, reliable or impartial legal systems in certain countries in which we operate and difficulties in enforcing contractual, intellectual property or other rights;
•labor market disruptions or increase in labor costs in individual countries or regions;
•foreign ownership and investment restrictions and potential nationalization or expropriation of our foreign assets;
•sovereign risk related to a default by, or deterioration in, the creditworthiness of local governments, particularly in emerging markets;
•political or social upheavals, economic instability, repression or human rights issues; and
•other geopolitical events, including natural disasters, disruptions to markets due to war, armed conflict, terrorism, epidemics or pandemics and actions taken in response to these events, including increased trade controls, sanctions and other restrictive measures.
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
New features or enhancements and changes to the existing features of our platform could fail to attain sufficient market acceptance for many reasons, including:
•failure to predict market demand accurately in terms of functionality and to supply features that meet this demand in a timely fashion;
•defects, bugs, errors or failures;
•negative publicity about performance or effectiveness;
•delays in releasing new features or enhancements on our platform; and
•introduction or anticipated introduction of competing products by competitors.

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
You should consider our business and prospects in light of the risks, expenses and difficulties encountered by companies in their early stage of development. We have incurred net losses from our inception until we generated a net income of $6.2 million for the three months ended March 31, 2024 and had a net loss for the year ended December 31, 2024. Given the Company’s significant costs and expenses, including user acquisition costs associated with our business plan, we may not achieve or maintain profitability in the full fiscal year 2025 or future periods. If our user growth does not increase to offset these anticipated increases in our operating expenses, our business, financial condition or results of operations could be adversely affected, and we may not be able to achieve or maintain profitability. These efforts may be more costly than we expect and may not result in increased revenue or growth of our business. In addition to the expected costs to grow our business, we also expect to incur significant additional legal, accounting and other expenses as a newly public company. If we fail to increase our revenue to sufficiently offset the increases in our operating expenses, we will not be able to achieve or maintain profitability in the future.
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
As part of our business strategy, we have made and intend to make acquisitions and investments to add complementary companies, features, technologies and highly skilled employees. In the future, we may not be able to find suitable acquisition or investment candidates, and we may not be able to complete acquisitions or investments on favorable terms, if at all. Pursuing acquisition targets, signing and closing acquisitions and investment transactions and integrating acquired businesses, brands, assets and technologies into our ongoing operations involve numerous potential risks that could adversely affect our business, financial condition or results of operations, including:
•diverting management’s attention from other business priorities;
•receiving necessary consents, clearances and approvals in connection with a transaction, including under antitrust and competition laws, which could delay or prevent the completion of a transaction or otherwise restrict our ability to realize the expected financial or strategic goals of a transaction;
•successfully integrating the operations, technologies, services, products, systems and features of the acquired businesses, brands or assets in an effective, timely and cost-efficient manner;
•to the extent applicable, integrating operations across different cultures and languages and addressing the particular economic, currency, political and regulatory risks associated with specific countries;
•realizing the full extent of the expected benefits or synergies as a result of a transaction, within the anticipated time frame or at all;
•successfully operating new lines of business, services, products or geographic markets;
•achieving distribution expansion related to services, products, categories and geographic markets;
•retaining key creators, users, employees, partners and suppliers of the acquired business;
•conforming standards, controls, procedures and policies of the acquired business with our own;
•developing and launching products and services with acquired technologies; and
•other unanticipated problems or liabilities.
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
We have historically operated as a subsidiary of NAVER and relied on NAVER for certain functions to operate our business. Although we have established and intend to expand our own corporate functions, including facilities, insurance, logistics, quality, compliance, finance, human resources, benefits administration, information technology, legal, corporate strategy, corporate governance, other professional services and general commercial support functions, we still rely, and expect to continue to rely, on NAVER for certain functions. Additionally, we may rely on certain intellectual property owned by NAVER to operate our business and may rely on implied licenses, rather than formal written license agreements, from NAVER with respect to our use of such intellectual property. Pursuant to certain services agreements, subsidiaries of NAVER provide us with certain administrative services, including services relating to infrastructure, information technology and systems, accounting and financial services, human resources and marketing, office facilities, administrative personal and other services. We also have certain service agreements with LY Corporation and its subsidiaries. See “Certain Relationships and Related Party Transactions—Intercompany Services and Property Leases.” We expect to continue to rely on NAVER for the functions and services covered by the services agreements in the future. If our relationship with NAVER or LY Corporation deteriorates, it could impact the services they provide to us. Also, the services that NAVER or LY Corporation provides to us may be disrupted or otherwise adversely impacted by disruptions in their business, which is subject to economic, financial, operational, regulatory, litigation, intellectual property, cybersecurity or other risks. If some or all of the services agreements with NAVER, LY Corporation (as successor in interest to LINE Corporation) or their respective subsidiaries are terminated, including, in certain cases, without cause by NAVER, LY Corporation or their respective subsidiaries, we may not be able to bring the services and functions covered thereby in-house and, even if we are able to do so, we may need to continue to rely on third parties for all or part of these functions. Reliance on a third party may result in significant expenses and operational issues over which we will not have direct control.
Certain of our executive officers and directors may have actual or potential conflicts of interest because of their equity interest in NAVER. Also, certain of NAVER’s current executive officers are our directors, which may create conflicts of interest or the appearance of conflicts of interest.
Because of their current or former positions with NAVER, certain of our executive officers and directors own equity interests in NAVER. Continuing ownership of shares of NAVER common stock and equity awards could create, or appear to create, actual or potential conflicts of interest if we and NAVER face decisions that could have implications for both companies. In addition, certain of NAVER’s current executive officers are our directors, and this could create, or appear to create, actual or potential conflicts of interest when we and NAVER encounter opportunities or face decisions that could have implications for both companies or in connection with the allocation of such directors’ time between us and NAVER. These actual or potential conflicts of interest could arise, for example, over matters such as the desirability of changes in our business and operations, funding and capital matters, regulatory matters and matters arising with respect to various intercompany service agreements with NAVER and its subsidiaries. See “Certain Relationships and Related Party Transactions—Intercompany Services and Property Leases.”
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
NAVER and LY Corporation operate various internet services and may, from time to time, acquire and hold interests in businesses that compete, directly or indirectly, with us. NAVER and LY Corporation may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. Conflicts of interest could arise in the future between us, on the one hand, and NAVER or LY Corporation, on the other hand, concerning, among other things, potential competitive business activities or business opportunities. NAVER and LY Corporation and their respective affiliates and certain members of our board of directors (the “Board”)who are not employees of the Company (the “Non-Employee Directors”) may engage and may continue to engage in the same or similar activities or related lines of business as those in which we, directly or indirectly, may engage and/or other business activities that overlap with or compete with those in which we, directly or indirectly, may engage.
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
As we continue to expand our international operations, we become more exposed to the effects of fluctuations in currency exchange rates. Particularly, we are exposed to fluctuations in the exchange rates of the Korean won (“KRW”) and Japanese yen (“JPY”) against the United States dollars (“ USD”), since (i) a majority of our revenue is generated within Korea and Japan, and (ii) several of our primary operating subsidiaries, including NAVER WEBTOON and LDF, are located in Korea and Japan, using their respective local currency as the functional currency. Financial statements of these non-USD-denominated businesses are translated from their local currencies into USD, using exchange rates at the balance sheet date for assets and liabilities, and average exchange rates in effect during the period for revenue and expenses. Consequently, a stronger USD against these local currencies has the effect of lowering the value of certain financial metrics with respect to these businesses in the consolidated financial statements, even if their value has not changed in their local currencies. We incur expenses for employee compensation and other operating expenses at our non-U.S. locations in local currency as well. As such, a weaker USD against these local currencies could result in the dollar equivalent of our expenses being higher, which may not be offset by additional revenue earned in the local currency. Such fluctuations in exchange rates could have a negative impact on our reported results of operations. To date, we have not engaged in any hedging strategies, and any such strategies, such as forward contracts, options and foreign exchange swaps related to transaction exposures that we may implement in the future to mitigate this risk may not eliminate our exposure to foreign exchange fluctuations. Moreover, the use of hedging instruments may introduce additional risks if we are unable to structure effective hedges with such instruments.
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
Concerns over global economic or market conditions, a recession or economic slowdown, geopolitical issues, including continued hostilities in Europe and the Middle East, the impacts of the COVID-19 pandemic, the availability and cost of credit and slowing economic growth have contributed to general economic uncertainty and diminished expectations for the global economy. Additionally, acts of protest and civil unrest have caused economic and political disruption in the U.S., and the occurrence or threat of terrorist attacks in the U.S. or other countries could adversely affect the economies of the U.S. and other countries. A deterioration in global economic or market conditions could adversely affect our business, financial condition or results of operations. Further, inflation has been an ongoing concern in the U.S. since 2021. Ongoing inflationary pressures have resulted in and may result in additional increases to the costs of goods, services and personnel, which in turn could cause our capital expenditures and operating costs to rise. For instance, as inflation increases, our costs related to web-comic production and software infrastructure maintenance may rise. Sustained levels of high inflation caused the U.S. Federal Reserve and other central banks to increase interest rates multiple times in 2023 and the Bank of Japan in 2024 in an effort to curb inflationary pressure on the costs of goods and services. Although the U.S. Federal Reserve cut interest rates during 2024, they may again raise interest rates in the future, which could have the effects of raising the cost of capital and depressing economic growth, either of which (or the combination thereof) could hurt the financial and operating results of our business. To the extent elevated inflation remains, we may experience further cost increases for our operations.
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
Changes in tax laws or regulations in jurisdictions in which we operate, including changing laws in the U.S. and other countries, could negatively impact our effective tax rate and adversely affect our business, results of operations or financial condition. A change in statutory tax rate or certain international tax provisions in any jurisdiction would result in the revaluation of our deferred tax assets and liabilities related to that particular jurisdiction in the period in which the new tax law is enacted. Any such change would result in an expense or benefit recorded to our consolidated statements of operations and comprehensive loss. We closely monitor these proposals as they arise in the jurisdictions where we operate. Changes to tax laws or regulations may occur at any time, and any related expense or benefit recorded may be material to the fiscal quarter and year in which the law change is enacted. We conduct business and file tax returns in numerous jurisdictions and are subject to regular reviews, examinations and audits by many tax authorities around the world (including with respect to transfer pricing). These reviews, examinations and audits can cover periods for several years prior to the date the review, examination or audit is undertaken and could result in the imposition of material tax liabilities, including interest and penalties, if our positions are not accepted by the applicable tax authority. In connection with various government initiatives, companies are required to disclose more information to tax authorities on operations around the world, which may lead to greater audit scrutiny of profits earned in other jurisdictions. We regularly assess the likely outcomes of our tax audits and disputes to determine the appropriateness of our tax reserves. However, any tax authority could take a position on tax treatment that is contrary to our expectations, which could result in tax liabilities, including interest and penalties, in excess of reserves.
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
If a third party is able to obtain an injunction preventing us from accessing such third-party intellectual property rights, or if we cannot license or develop alternative technology for any infringing aspect of our business, we would be forced to limit or cease access to our platform or cease business activities related to such intellectual property. Any failure to do so may subject us to civil or criminal liability in certain jurisdiction. In addition, we may need to settle litigation and disputes on terms that are unfavorable to us. We may be required to make substantial payments for legal fees, settlement fees, damages, royalties or other fees in connection with a claimant securing a judgment against us. For example, we could be found liable for significant monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. To the extent we hire personnel from competitors, we may be subject to allegations that such personnel have divulged proprietary or other confidential information to us. Further, we may be unaware of the intellectual property rights of others that may cover some or all of our technology. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to cover all liability that may be imposed. We cannot predict the outcome of lawsuits and cannot ensure that the results of any such actions will not have an adverse effect on our business, financial condition and results of operations. Any intellectual property claim asserted against us, or for which we are required to provide indemnification, may require us to do one or more of the following:
•cease selling or using or recall products that incorporate the intellectual property rights that we allegedly infringe, misappropriate or otherwise violate;
•make substantial payments for legal fees, settlement payments or other costs or damages;
•obtain a license, which may not be available on reasonable terms or at all, to sell or use the relevant technology or content; or
•redesign or rebrand the allegedly infringing products to avoid infringement, misappropriation or other violation, which could be costly, time-consuming or impossible.
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
Disputes also may arise between us and creators regarding intellectual property subject to a content creator agreement, including:
•the scope of rights granted under the agreement and other interpretation-related issues;
•our financial and other obligations under the agreement;
•whether to accept opportunities to license or otherwise grant rights to the content to third parties;
•our right to negotiate independently with a potential licensee, studio, financier, distributor, producer and/or other potential purchaser of intellectual property rights in the content in our role as a publisher and/or producer; and
•the ownership of intellectual property resulting from the joint use of intellectual property by creators and us.
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
We utilize, and may continue to utilize in the future, artificial intelligence, machine learning, data analytics and similar tools that collect, aggregate and analyze data (collectively, “AI Tools”) in connection with our business. Further, in the year ended December 31, 2024, we have expanded our usage of AI Tools, by introducing an artificial intelligence-driven personalized recommendation model. We may continue to expand such usage in the future.There are significant risks involved in utilizing AI Tools and no assurance can be provided that the usage of such AI Tools will enhance our business or assist our business in being more efficient or profitable. AI Tools may have errors or inadequacies that are not easily detectable. If AI Tools are incorrectly designed or the data used to train them is incomplete, inadequate or biased in some way, our use of AI Tools may inadvertently reduce our efficiency or cause unintentional or unexpected outputs that are incorrect, do not match our business goals, do not comply with our policies or interfere with the performance of our platform, services, business and reputation. Additionally, our reliance on AI Tools could pose ethical concerns and lead to a lack of human oversight and control, which could have negative implications for our organization.
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
NAVER beneficially owns a majority of the total voting power of our outstanding shares of common stock As such, other stockholders may be unable to affect the outcome of any matter submitted to our stockholders for approval and NAVER is generally able to control, whether directly or indirectly through its ability to elect and remove directors, and subject to applicable law, all matters affecting us without the approval of other stockholders, including:
•determinations with respect to our business direction and policies, including the election and removal of directors and the appointment and removal of officers;
•determinations with respect to corporate transactions, such as mergers, business combinations or dispositions of assets;
•our financing and dividend policies;
•our compensation and benefit programs and other human resources policy decisions;
•determinations with respect to tax matters; and
•changes to any other agreements that may adversely affect us.
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
NAVER beneficially owns a majority of the total voting power of our outstanding shares of common stock. As a result, we are a “controlled company” and, therefore, qualify for exemptions from certain corporate governance requirements, including:
•the requirement that the board of directors be composed of a majority of independent directors;
•the requirement that the Nominating and Corporate Governance Committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities or, if no such committee exists, that our director nominees be selected or recommended by independent directors constituting a majority of the board of directors’ independent directors in a vote in which only independent directors participate;
•the requirement that the Compensation Committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•the requirement for an annual performance evaluation of the Nominating and Governance Committee and the Compensation Committee.
We are utilizing these exemptions. Accordingly, our stockholders do not have the same protections afforded to stockholders of companies that are subject to all of the stock exchange corporate governance requirements.
We cannot be certain that an active trading market for our common stock will be sustained.
Prior to the completion of the initial public offering (the “IPO”), there was no public market for our common stock. Though an active trading market has developed following the completion of the IPO, we cannot assure you that such market will be sustained in the future. If an active and liquid trading market is not sustained, you may have difficulty selling or may not be able to sell any of your shares of our common stock at an attractive price or at all. An inactive trading market could also impair our ability to raise capital by selling shares of our common stock, our ability to attract and motivate our employees through equity incentive awards and our ability to acquire businesses, brands, assets or technologies by using shares of our common stock as consideration. Furthermore, the liquidity of the market for shares of our common stock may be constrained for as long as NAVER continues to own a significant portion of our common stock.
The stock price of our common stock may fluctuate significantly.
The market price of shares of our common stock has in the past, and may in the future, fluctuate significantly due to a number of factors, some of which may be beyond our control, including:
•changes in laws or regulations applicable to our industry or offerings;
•speculation about our business in the press or the investment community;
•price and volume fluctuations in the overall stock market;
•volatility in the market price and trading volume of companies in our industry or companies that investors consider comparable;
•share price and volume fluctuations attributable to inconsistent trading levels of our shares;
•our ability to protect our intellectual property and other proprietary rights and to operate our business without infringing, misappropriating or otherwise violating the intellectual property and other proprietary rights of others;
•sales of our common stock by us or our significant stockholders, officers and directors;
•the expiration of contractual lock-up agreements;
•the development and sustainability of an active trading market for our common stock;
•success of competitive products or services;
•the public’s response to press releases or other public announcements by us or others, including our filings with the SEC, announcements relating to litigation or significant changes to our key personnel;
•the effectiveness of our internal controls over financial reporting;
•changes in our capital structure, such as future issuances of debt or equity securities;
•our entry into new markets;
•tax developments in the U.S., Europe or other markets;
•strategic actions by us or our competitors, such as acquisitions or restructurings;
•changes in accounting principles;
•litigation or governmental investigations initiated against us;
•reputational issues, including reputations issues involving our competitors and their products, NAVER and our third-party partners;
•overall market fluctuations and domestic and worldwide economic and political conditions, including related to geopolitical issues or the COVID-19 pandemic; and
•other factors described in this “Risk Factors” section and elsewhere in this Annual Report.
Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the trading price of our common stock. If any of the forgoing events occur, it could cause our stock price to fall and may expose us to lawsuits, including securities class action litigation, that, even if unsuccessful, could result in substantial costs and divert our management’s attention and resources. For example, we are currently subject to a putative class action lawsuit in federal court alleging federal securities law violations in connection with our IPO. This litigation, any related litigation that may arise, and any securities litigation that may be instituted against us in the future, may adversely affect our business, results of operations, and financial condition. See the section titled “Legal Proceedings - Securities Litigation” for more information. You should consider an investment in shares of our common stock to be risky, and you should invest in shares of our common stock only if you can withstand a significant loss and wide fluctuations in the market value of your investment.

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
As part of our readiness efforts for compliance with Section 404 of the Sarbanes-Oxley Act, we have identified certain material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. The material weaknesses are as follows:
•The Company did not design and maintain an effective control environment commensurate with its financial reporting requirements. Specifically, the Company lacked a sufficient complement of resources with an appropriate level of accounting knowledge, experience and training to appropriately analyze, record and disclose accounting matters timely and accurately.
•The Company did not design and maintain effective controls related to period-end financial reporting process, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures.
These material weaknesses resulted in material audit adjustments to the consolidated financial statements as of and for the years ended December 31, 2024, December 31, 2023 and December 31, 2022. Additionally, these material weaknesses could result in a misstatement of substantially all of the Company’s accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
We have concluded that the following material weaknesses in our internal control over financial reporting that were previously disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024, have been remediated as of December 31, 2024:
•The Company did not design and maintain effective controls over information technology (“IT”) general controls for information systems that are relevant to the preparation of its financial statements at certain locations. Specifically, the Company did not design and maintain (i) program change management controls for financial systems to ensure that information technology program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately; (ii) user access controls to ensure appropriate segregation of duties and that adequately restrict user access to financial applications, databases and operating systems to appropriate company personnel; and (iii) testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements.
•The Company did not design and maintain effective controls related to segregation of duties at certain subsidiaries acquired during 2022.

Our remediation efforts of the outstanding material weaknesses are ongoing. We cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the internal control deficiencies that led to our material weaknesses, that the material weaknesses will be remediated on a timely basis, or that additional material weaknesses will not be identified in the future. If the steps we take do not remediate the outstanding material weaknesses in a timely manner, there could continue to be a possibility that these control deficiencies or others could result in a material misstatement of our annual or interim consolidated financial statements. Further, our current internal control over financial reporting and any additional internal control over financial reporting that we develop may become inadequate because of changes in conditions in our business. Additionally, weaknesses in our disclosure controls and procedures and internal control over financial reporting may be discovered in the future. Further, completion of remediation does not provide assurance that our remediation or other controls will continue to operate properly or remain adequate.
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
As a public company, we are directly subject to reporting and other obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations of the SEC and the applicable stock exchange. As a standalone public company, we are required to:
•prepare and distribute periodic reports, proxy statements and other stockholder communications in compliance with the federal securities laws and rules;
•have our own board of directors and committees thereof, which comply with federal securities laws and rules and applicable stock exchange requirements;
•maintain an internal audit function;
•institute our own financial reporting and disclosure compliance functions;
•establish an investor relations function; and
•establish internal policies, including those relating to trading in our securities and disclosure controls and procedures.
These reporting and other obligations place, and will continue to place, significant demands on our management, diverting their time and attention from sales-generating activities to compliance activities, and require increased administrative and operational costs and expenses that we did not incur as a private company, prior to the completion of the IPO, which could adversely affect our business, financial condition or results of operations.
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
We currently intend to retain any future earnings and do not expect to pay any cash distributions or dividends in the foreseeable future. Any future determination to declare cash distributions or dividends will be made at the discretion of our Board, subject to applicable laws and provisions of our organizational documents, after taking into account our financial condition, results of operations, capital requirements, general business conditions and other factors that our Board may deem relevant. As a result, capital appreciation in the price of our common stock, if any, may be your only source of gain on an investment in our common stock.
Future sales of our common stock, or the perception that such sales may occur, could depress our common stock price.
Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, including sales by the cornerstone investor, could depress the market price of our common stock.
Furthermore, certain holders of our common stock or their transferees, are entitled to rights with respect to the registration of their shares under the Securities Act of 1933, as amended (the “Securities Act”). In addition, on June 26, 2024, we filed a registration statement on Form S-8 registering under the Securities Act the shares of common stock reserved for issuance under the 2020 Stock Option Plan, Amended and Restated 2020 Stock Option Plan, Second Amended and Restated 2020 Stock Option Plan, Third Amended and Restated 2020 Stock Option Plan and the 2024 Omnibus Incentive Plan. Shares registered on the Form S-8 are eligible for sale in the public markets, subject to vesting restrictions, and Rule 144 limitations applicable to affiliates. Sales of our common stock pursuant to these registration rights or the registration statement on Form S-8 may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause our stock price to fall and make it more difficult for you to sell shares of our common stock.
The price of our common stock could decline if securities analysts do not publish research or if securities analysts or other third parties publish inaccurate or unfavorable research about us.
The trading of our common stock is likely to be influenced by the reports and research that industry or securities analysts publish about us, our business, our market or our competitors. As a new public company, we may be slow to attract research coverage and the analysts who publish information on our common stock will have had relatively little experience with us, which could affect their ability to accurately forecast our results and make it more likely that we fail to meet their estimates. If any of the analysts who cover us issues an inaccurate or unfavorable opinion regarding the market price of our common stock or downgrade our common stock, the trading price for our common stock would be negatively affected. If we obtain securities or industry analyst coverage but one or more analysts downgrade our common stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more securities or industry analysts cease to cover the Company or fail to regularly publish reports on us, we could lose visibility in the financial markets which, in turn, could cause our stock price or trading volume to decline.
If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes appearing in this Annual Report. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our common stock.

Anti-takeover provisions in our governing documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.
Our Amended Charter, amended and restated by-laws (the “Amended Bylaws”) and Delaware law contain provisions that could have the effect of rendering more difficult, delaying or preventing an acquisition deemed undesirable by our Board. Among other things, our Amended Charter or Amended Bylaws includes the following provisions:
•authorizing “blank check” preferred stock that our Board could issue to increase the number of outstanding shares to discourage a takeover attempt;
•providing for a classified board of directors with staggered, three-year terms, which could delay the ability of stockholders to change the membership of a majority of our Board;
•not providing for cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•limiting the ability of stockholders to call a special stockholder meeting;
•prohibiting stockholders from acting by written consent at any time when NAVER beneficially owns, in the aggregate, less than 35% in voting power of our common stock;
•establishing advance notice requirements for nominations for election to our Board or for proposing matters that can be acted upon by stockholders at stockholder meetings;
•at any time when NAVER owns, in the aggregate, less than 35% in voting power of our stock entitled to vote generally in the election of directors, the removal of directors other than NAVER Group Directors and LY Group Directors (as each of these terms is defined in our Amended Charter) only for cause and only upon the affirmative vote of the holders of at least 66 2/3% in voting power of all the then-outstanding shares of common stock of the Company entitled to vote thereon;
•providing that our Board is expressly authorized to amend, alter, rescind or repeal our Amended Bylaws; and
•at any time when NAVER beneficially owns, in the aggregate, less than 50% in our voting power entitled to vote generally in the election of directors (the “Trigger Event”), requiring the affirmative vote of holders of at least 66 2/3% of the voting power of all of the then outstanding shares of common stock to amend provisions of our Amended Charter relating to the management of our business, our Board, stockholder action by written consent, calling special meetings of stockholders, competition and corporate opportunities, Section 203 of the Delaware General Corporation Law (the “DGCL”), forum selection and the liability of our directors, or to amend, alter, rescind or repeal our Amended Bylaws.
These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management. We have opted out of Section 203 of the DGCL. However, our Amended Charter contains similar provisions providing that, subject to certain exceptions, we may not engage in certain “business combinations” with any “interested stockholder” for a three-year period following the time that the stockholder became an interested stockholder, unless (i) prior to the time such stockholder became an interested stockholder, the Board approved the transaction that resulted in such stockholder becoming an interested stockholder, (ii) upon consummation of the transaction that resulted in such stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of our voting stock outstanding at the time the transaction commenced, excluding certain shares, or (iii) following the Board’s approval, the business combination receives the approval of the holders of at least 66 2/3% of our outstanding voting stock not held by such interested stockholder at an annual or special meeting of stockholders. Our Amended Charter provides that NAVER or LY Corporation or any of their current or future affiliates, any direct or indirect transferees of NAVER or any of their current or future affiliates, or any group as to which such persons are a party, do not constitute “interested stockholders” for purposes of this provision.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
We collect, store, process and use data necessary to conduct our business, including information regarding our customers and employees in digital form. Data maintained in digital form is subject to unauthorized access, modification, theft, misuse or other cybersecurity risks.
We maintain comprehensive processes to assess, identify, and manage material risks from internal and external cybersecurity threats, and have integrated such processes into our overall enterprise risk management systems and processes. We regularly assess our cybersecurity threats based on industry leading frameworks, including ISO27001, ISO27701 and National Institute of Standards and Technology Cybersecurity Framework (NIST CSF). Assessments are performed by dedicated cybersecurity teams led by our Chief Information Security Officer and Data Protection Officer (CISO and DPO) to identify risks related to data loss, theft, misuse and other cybersecurity risks. Following such risk assessments, we design and implement safeguards to prevent and mitigate identified risks based on our risk management methodology. Additionally, we regularly conduct cybersecurity/privacy awareness training, phishing attack simulation training, disaster recovery training and other tabletop exercises to improve our practices.
To maintain the highest levels of cybersecurity, we engage independent third-party experts to assess and audit our cybersecurity and obtain cybersecurity certifications, including ISO27001, ISO27701 and/or SOC2 on our key services. Our insurance coverage addresses certain financial exposures related to cybersecurity incidents. Although, we have not experienced any material cybersecurity incidents, we face risks from cybersecurity threats that could have a material adverse effect on our business, financial condition, results of operations, cash flows or reputation. Despite our efforts, the risk of unauthorized access, modification, theft, misuse and other cybersecurity attacks cannot be eliminated entirely. We have experienced, and may continue to experience, cybersecurity incidents in our normal course of business. See “Risk Factors — Risks Related to Our Business, Industry and Operations — If the security of our platform is compromised, it could compromise our and our creators’ and users’ personal, sensitive, confidential and proprietary information, disrupt our internal operations and harm public perception of our platform, which could adversely affect our business and reputation.”
We use third party systems and software and provide personal information about customers and employees to third parties in certain cases. We assess the cybersecurity of third party service providers and regularly conduct access review. We may decline or terminate the engagement with certain third party service providers if we determine that the use of their services would increase our exposure to cybersecurity risks.
Governance
Our CISO and DPO serves as the chair of the IT Compliance Committee, which directly reports to our CEO. The IT Compliance Committee also includes key representatives from management, and is responsible for reviewing IT planning, cybersecurity and privacy, and managing our cybersecurity teams. The IT Compliance Committee, upon reviewing assessment results regularly reported by cybersecurity teams, provides periodic updates to the Audit Committee on the effectiveness of our cybersecurity processes, and the Audit Committee reviews cybersecurity risks as part of the Company’s enterprise risk management system. The Audit Committee periodically reports the results of its review to the Board. When a cybersecurity incident occurs, information is escalated to the CISO and DPO who may convene IT Compliance Committee meetings to discuss findings, actions taken, potential disclosure obligations, impact and recurrence prevention plan depending on the severity of the incident.
The IT Compliance Committee members rely on the cybersecurity experience of our CISO and DPO, which includes more than 20 years of directing privacy policies at public companies that provide web portal and instant messenger services, and managing cybersecurity and privacy policies at a game developer company. All IT Compliance Committee members have robust experience in their respective fields as well as a general familiarity with cybersecurity matters and an understanding of the potential financial impacts, disclosure obligations, and enterprise risks to the Company as they relate to cybersecurity.

Item 2. Properties
Our corporate headquarters, consisting of approximately 22,296 square feet of office space in Los Angeles, California, is leased through 2025. We lease additional office space in Korea, Japan and Canada. We also operate several data centers in Korea, Singapore, Germany and the U.S. pursuant to various lease agreements.
We intend to lease additional space as we add employees and expand geographically. We believe our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate any expansion of our operations.
Item 3. Legal Proceedings
We are involved in a number of claims pending with various courts, or otherwise unresolved as of December 31, 2024. Adverse results in these claims may include awards of damages and may also result in, or even compel a change in our business practices, which could materially impact our future financial results. We cannot determine the potential loss or a range of possible losses for cases in their initial stages or where there is an unclear and inconsistent interpretation of laws related to the industry-specific grievances across various jurisdictions. The outcome of pending lawsuits and claims cannot be anticipated with certainty and the timing and outcome of ongoing legal proceedings are uncertain by nature. Therefore, the resolution of one or more of these legal matters against us during the same reporting period in excess of management’s projections could negatively impact our Consolidated Financial Statements for that reporting period. For additional information about our legal proceedings, see Note 10. Commitments and Contingencies to our audited consolidated financial statements included in this Annual Report.
Securities Litigation
On September 5, 2024, a purported stockholder filed a putative class action lawsuit against the Company, its directors, and the underwriters of the IPO in the federal court for the Central District of California, purportedly on behalf of all purchasers of shares of the Company’s common stock pursuant or traceable to the IPO Prospectus and the Company’s Registration Statement on Form S-1 (File No. 333-279863) relating to the IPO (the “Registration Statement”). The complaint alleges that the Registration Statement was materially false and misleading in violation of Sections 11 and 15 of the Securities Act. On October 10, 2024, the court ordered that the defendants are not required to answer or otherwise respond to the complaint, deferring any response until after the court rules on any motion by a purported class member to serve as lead plaintiff. On December 12, 2024, the court appointed a lead plaintiff and lead counsel. On February 3, 2025, the lead plaintiff filed an amended complaint, and on March 4, 2025, the Company, its directors, and the underwriters of the IPO moved to dismiss the amended complaint. The Company intends to defend this case vigorously. At this early state of the proceedings, the Company can neither predict the ultimate outcome of the litigation nor estimate any range of possible losses.
On November 15, 2024, a purported stockholder filed a shareholder derivative lawsuit against the Company’s directors, naming the Company as a nominal defendant, in the federal court for the Central District of California. The complaint focuses on the same allegations as the putative securities class action described above, including that the Company’s Registration Statement was materially false or misleading. The complaint includes claims for violations of Section 14 (a) of the Exchange Act, breach of fiduciary duties, and unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and contribution under Section 11(f) of the Securities Act, and the Section 31D of the Exchange Act. On January 13, 2025, by stipulation of the parties, the court ordered the shareholder derivative lawsuit stayed pending resolution of the Company’s motion to dismiss in the putative securities class action.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “WBTN”.
As of the close of business on February 28, 2025, there were 11 stockholders of record of our common stock (excluding beneficial owners whose shares are held in the name of Cede & Co.).
Dividends
We currently do not anticipate paying any cash dividends, and anticipate that all of our earnings in the foreseeable future will be used for working capital, to support our operations and to finance the growth and development of our business. Any future determination relating to dividend policy will be made at the discretion of our Board and will depend on a number of factors, including, restrictions in our future debt instruments, our future earnings, capital requirements, financial condition, prospects and applicable Delaware law, which provides that dividends are only payable out of surplus or current net profits.
Unregistered Sale of Equity Securities
None.
Total Stockholder Return Graph
The graph below compares the cumulative total stockholder return on our common stock with the cumulative return on the S&P 500 Index (“S&P 500”) and the NASDAQ Composite Index. The graph assumes $100 was invested at the market close on June 27, 2024, which was the first day our common stock began trading. Data for the S&P 500 and the NASDAQ Composite assume reinvestment of dividends. The graph uses the closing price on June 27, 2024, of $21.30 per share as the initial value of our common stock. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

$110.00
$100.00
$90.00
$80.00
$70.00
$60.00
$50.00
$40.00
6/27/2024
6/30/2024
9/30/2024
12/31/2024
WEBTOON Entertainment, Inc.
S&P 500
NASDAQ Composite

Use of Proceeds
On June 26, 2024, our Registration Statement was declared effective by the SEC. The Company received net proceeds of approximately $319.7 million from the IPO (including from the partial exercise of the underwriters’ overrallotment option), after deducting underwriting discounts and commissions payable by us. The net proceeds were used for general corporate purposes.
Repurchases of Equity Securities by Issuer and Affiliated Purchases
None.
Item 6. [ Reserved ]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis contains forward-looking statements, including, without limitation, statements relating to the Company’s plans, strategies, objectives, expectations, intentions and resources. Such forward-looking statements should be read in conjunction with our disclosures under “Cautionary Note Regarding Forward-Looking Statements” and under “Item 1A. Risk Factors” of this Annual Report.
This section of this Annual Report generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Annual Report can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Form S-1/A (File No. 333-279863) which was declared effective by the SEC on June 26, 2024. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included in this Annual Report on Form 10-K.
Overview
WEBTOON is a global storytelling platform where a vibrant community of creators and users discover, create and share new content. We have pioneered a cultural movement by revolutionizing the storytelling format and democratizing content creation and publication. WEBTOON empowers creators, by enabling them to participate economically in their own creation, and users, by offering an endless library of content.
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
Geographic Tracking
We review each metric by geography where our products are available and accessible. We categorize geographies into Korea, Japan, and Rest of World (“ROW”) based on the location of our users:
•Korea includes WEBTOON Korea, NAVER SERIES, and Munpia where our content is in Korean and targeted at Korean speaking users.
•Japan includes LINE MANGA and eBookJapan where our content is in Japanese and targeted at Japanese speaking users.
•Rest of World includes WEBTOON in all other languages including English, Spanish, and more, as well as Wattpad, where our content is targeted at global users outside of Korea and Japan.
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
As of the year ended December 31, 2024, our global MAU was approximately 166 million. The global MAU decreased by approximately 1.5% compared to December 31, 2023, primarily due to decreases in ROW MAU driven by a government ban on Wattpad in one country, and slight decreases in Korea MAU. These decreases were offset by continued growth in Japan. By geographic regions, Korea, Japan, and Rest of World contributed 14.6%, 13.2%, and 72.2% of global MAU, respectively.
•In Korea, our MAU was approximately 24.4 million as of the year ended December 31, 2024, compared to MAU of 24.9 million as of the year ended December 31, 2023. Our user base in Korea is highly engaged, and our cohorts have demonstrated deeper engagement and levels of consumption over time. Our decrease in

MAU for the year ended December 31, 2024, was driven largely by short-term engagement impacts from political turbulence in Korea.
•In Japan, our MAU have reached 21.9 million as of the year ended December 31, 2024, compared to MAU of 21.2 million as of the year ended December 31, 2023, largely attributable to growth of LINE Manga and local Japanese title launches. In addition, we continued to optimize and improve our existing AI-based personalized content recommendation capabilities.
•In Rest of World, our MAU was approximately 120.1 million as of the year ended December 31, 2024, which declined from 122.9 million as of December 31, 2023. The decline was primarily attributable to decline in web users. We do not monetize web users in North America, which is why we are focused on converting users to the app. The MAU for the Rest of World is a relatively larger portion compared to Korea and Japan as it includes Wattpad, which has a large global user base. Roughly two-thirds of the decline was isolated to one country where the government banned a number of global content sites, including Wattpad.
Trends in Monthly Paying Users (MPU)
We define MPU as users who have paid to access Paid Content in the applicable calendar month, averaged over each month in the given period. We define paying ratio as the ratio of MPU divided by MAU for the respective periods.
We view MPU and paying ratio to be indicators of the strength of our monetization.
As of the year ended December 31, 2024, our global MPU reached 7.7 million with a paying ratio of 4.6%, which is a slight increase compared to the paying ratio for the year ended December 31, 2023. By geographic regions, Korea, Japan, and Rest of World contributed 48.6%, 29.0% and 22.4% of global MPU, respectively. Paying ratio varies due to the user’s ability and propensity to pay across different regions and different product offerings.
•In Korea, our MPU have decreased to around 3.7 million with a paying ratio of 15.4%, compared to MPU of 4.1 million and a paying ratio of 16.3% as of the year ended December 31, 2023.
•In Japan, our MPU have reached 2.2 million with a paying ratio of 10.2%, compared to MPU of 2.0 million and a paying ratio of 9.2% as of the year ended December 31, 2023.
•In Rest of World, our MPU is 1.7 million with a paying ratio of 1.4%, which has remained similar to the year ended December 31, 2023, reflecting our current strategic plans and marketing discipline to focus on select markets for long-term value creation. Our paying ratio is relatively lower as compared to Korea or Japan due to the inclusion of Wattpad. Wattpad has a different monetization model that primarily focuses on advertising and the business is in its early stage of monetizing its content. We plan to continue to leverage our successful pattern of engagement to drive monetization, especially as we have seen our highly engaged users in North America reading a similar number of episodes to users in other mature markets.
Trends in Paid Content Average Revenue per Paying User (ARPPU)
We define ARPPU as average Paid Content revenue in a given month divided by the number of MPU for such month, averaged over each month in the given period.
We view ARPPU to be an indicator of both the strength of engagement and Paid Content monetization on our platform. Units are in U.S. dollar.
Engagement is a key aspect to drive our monetization. For the year ended December 31, 2024, our ARPPU has increased to $11.7, or 6.2% growth compared to December 31, 2023. The growth in ARPPU was driven primarily by our strategic effort to shift users from web to the app by continuing to improve our recommendation models.
•In Korea, our ARPPU for the year ended December 31, 2024, has decreased to $7.8, or 1.2% decrease compared to the year ended December 31, 2023.
•In Japan, our ARPPU for the year ended December 31, 2024 has decreased to $22.1, or 1.7% decrease compared to the year ended December 31, 2023, but still remained relatively comparable.
•In Rest of World, our ARPPU for the year ended December 31, 2024 has increased to $6.6, or 21.6% growth compared to the year ended December 31, 2023, primarily driven by reader habituation in paying to view content.

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
Our Paid Content revenue represents revenue generated from the sale of content on our platform to users. Advertising revenue represents revenue earned for the display of advertisements on our platform, including in-stream placement within content. Our IP Adaptations revenue comprises of revenue generated from adaptations of certain content on our offerings into other media formats such as films, streaming series, games and merchandise, which may take the form of fixed licensing fees or other arrangements where we participate in the upside of such productions, or sales of merchandise. See Note 2. Revenue in the accompanying notes to our audited consolidated financial statements included in this Annual Report for more information.
Cost of Revenue
Cost of revenue consists of Paid Content creator revenue shared with creators, app store fees and other variable costs. Creator revenue share includes commissions payable to creators or publishers based on revenue generated from Paid Content. App store fees include platform fees payable to companies that provide users with the ability to download the mobile application through application stores and make purchases directly through such application (such as Google and Apple) and certain other payment-related costs. These expenses are lower in Korea where more people buy Coins through our website as opposed to purchases made through mobile applications. Other variable costs include, among other things, costs directly associated with our IP Adaptations business, including payroll and related personal expenses, stock-based compensation, amortization and production costs.
Marketing
Marketing expenses consist of expenses incurred for the promotion of our brand, costs associated with user acquisition and costs associated with loyalty marketing campaigns where we give away free Coins. Marketing expenses also include compensation costs related to sales and marketing personnel.
General and Administrative Expenses
General and administrative expenses consist of all our operating costs, excluding cost of revenue and marketing, and include costs related to operating and maintaining our platform, general corporate function costs, stock-based compensation expense (benefit) and depreciation and amortization of non-operating assets. See Note 11. Stock-Based Compensation in the accompanying notes to our audited consolidated financial statements included in this Annual Report for more information.
Interest Income
Interest income primarily consists of interest earned on our short-term, highly liquid investments with original maturities of three months or less, which are mainly comprised of bank deposits, and interest income from loan receivables.
Interest Expense
Interest expense primarily consists of interest related to our outstanding debt obligations, including both short-term borrowings and long-term debt. See Note 9. Debt in the accompanying notes to our audited consolidated financial statements included in this Annual Report for more information.

Impairment Losses on Goodwill
Impairment losses on goodwill primarily consist of recognized losses resulting from our annual goodwill impairment test. See Note 7. Goodwill, net and Intangible Assets, net, in the accompanying notes to our audited consolidated financial statements included in this Annual Report for more information.
Income (Loss) on Equity Method Investment, Net
Income (loss) on equity method investment, net, includes recognized income (loss) associated with our investments accounted for using the equity method. See Note 18. Equity Method Investments in the accompanying notes to our audited consolidated financial statements included in this Annual Report for more information.
Other Income (Loss), Net
Other income, net, primarily consists of gains or losses on valuation of debt and equity securities, net, income or loss on foreign currency, net, retirement benefit, net, and other non-operating income or loss, net.
Income Tax Expense
Income tax expense primarily includes income taxes in certain federal, state, local, and foreign jurisdictions in which we conduct our business, primarily in the U.S., Korea, Japan and Canada. Foreign jurisdictions have different statutory tax rates from those in the U.S. Additionally, certain of our foreign earnings may also be taxable in the U.S. Accordingly, our effective tax rate will vary depending on the relative proportion of foreign to domestic income, use of tax credits, changes in the valuation of our deferred tax assets and liabilities, and changes in tax laws. See Note 12. Income Taxes in the accompanying notes to our audited consolidated financial statements included in this Annual Report for more information.
Results of Operations
Consolidated Statements of Operations and Comprehensive Loss
The following table sets forth our consolidated statement of operations for 2024 and 2023. This data should be read in conjunction with our audited consolidated financial statements. Historical results are not necessarily indicative of the results that may be expected in the future.

	Year Ended December 31,
(in thousands of USD)	2024	2023	% Change
Revenue	$1,348,478	$1,282,748	5.1%
Cost of revenue	(1,009,410)	(987,258)	2.2%
Marketing	(107,783)	(121,086)	(11.0)%
General and administrative expenses	(331,984)	(210,762)	57.5%
Operating income (loss)	(100,699)	(36,358)	177.0%
Interest income	15,820	3,009	425.8%
Interest expense	(45)	(79)	(43.0)%
Impairment losses on goodwill	(69,743)	(63,412)	10.0%
Loss on equity method investments, net	(1,123)	(12,339)	(90.9%)
Other income (loss), net	6,482	(23,574)	(127.5)%
Income (loss) before income tax	(149,308)	(132,753)	12.5%
Income tax expense	(3,604)	(12,006)	(70.0%)
Net income (loss)	(152,912)	(144,759)	5.6%
Net income (loss) attributable to non-controlling interests and redeemable non-controlling interests	(9,007)	(28,304)	(68.2%)
Total comprehensive loss attributable to WEBTOON Entertainment Inc.	$(143,905)	$(116,455)	23.6%

Comparison of the Years Ended December 31, 2024 and December 31, 2023
Revenue

	Year Ended December 31,
(in thousands of USD)	2024	2023	% Change
Revenue	$1,348,478	$1,282,748	5.1%
Paid Content	1,083,026	1,028,960	5.3%
Advertising	166,087	145,452	14.2%
IP Adaptations	99,365	108,336	(8.3%)
Revenue increased by $65.7 million, or 5.1%, for the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily related to strong growth in Paid Content and Advertising, partially offset by our exposure to weaker foreign currencies. The increases of $20.6 million, or 14.2%, in advertising revenue, was largely driven by double-digit growth in Japan and ROW. Such increases were largely offset by the Company's exposure to weaker foreign currencies including the KRW and JPY.
Cost of Revenue

	Year Ended December 31,
(in thousands of USD)	2024	2023	% Change
Cost of revenue	$(1,009,410)	$(987,258)	2.2%
Our cost of revenue increased by $22.2 million, or 2.2%, for the year ended December 31, 2024, as compared to the year ended December 31, 2023. Such increase was primarily due to stock based compensation expense of $12.2 million for the year ended December 31, 2024, compared to $1.2 million for the year ended December 31, 2023, and overall increases in commissions and fees paid to creators, associated with higher revenues.
Marketing

	Year Ended December 31,
(in thousands of USD)	2024	2023	% Change
Marketing	$(107,783)	$(121,086)	(11.0)%
Marketing expenses decreased by $13.3 million, or 11.0%, for the year ended December 31, 2024, as compared to the year ended December 31, 2023. The decreases were a result of increased efficiencies with our marketing, as we reported higher revenue on similar levels of marketing spend from last year on a global basis.
General and Administrative Expenses

	Year Ended December 31,
(in thousands of USD)	2024	2023	% Change
General and administrative expenses	$(331,984)	$(210,762)	57.5%
General and administrative expenses increased by $121.2 million, or 57.5%, for the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily driven by stock-based compensation expense of $75.2 million, compared to $6.7 million for the year ended December 31, 2023, a one-time bonus of $30.0 million granted to the CEO for a successful IPO, and increased costs associated with being a public company. The increase in stock-based compensation expense for the year ended December 31, 2024, was largely attributable to the consummation of the IPO, at which performance obligation for vesting had been achieved. (See Note. 11 - Stock-Based Compensation for more information about our stock-based compensation expense)

Interest Income

	Year Ended December 31,
(in thousands of USD)	2024	2023	% Change
Interest income	$15,820	$3,009	425.8%
Interest income increased by $12.8 million, or 425.8%, for the year ended December 31, 2024, as compared to the year ended December 31, 2023. The increase was primarily driven by higher balances due to proceeds from the IPO and higher interest rates compared to the prior year.
Interest Expense

	Year Ended December 31,
(in thousands of USD)	2024	2023	% Change
Interest expense	$(45)	$(79)	(43.0)%
Interest expense decreased by approximately $0.03 million, or 43.0%, for the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily due to lower balances on our short-term borrowings during the year, and zero balances at December 31, 2024.
Impairment Losses on Goodwill

	Year Ended December 31,

(in thousands of USD)	2024	2023	% Change
Impairment losses on goodwill	$(69,743)	$(63,412)	10.0%
Impairment losses on goodwill increased by $6.3 million, or 10.0%, for the year ended December 31, 2024, as compared to the year ended December 31, 2023, which was primarily due to higher impairment losses related to our webnovel businesses. For the years ended December 31, 2024, and December 31, 2023, we elected to bypass a qualitative assessment and performed a quantitative assessment to fulfill our annual goodwill impairment testing requirements under U.S. GAAP. See Note 7. Goodwill, net and Intangible Assets, net and Critical Accounting Policies and Estimates - Goodwill and Intangible Assets for further details on our impairment losses on goodwill.
Loss on Equity Method Investment, Net

	Year Ended December 31,
(in thousands of USD)	2024	2023	% Change
Loss on equity method investments, net	$(1,123)	$(12,339)	(90.9)%
Loss on equity method investment, net, decreased by $11.2 million, or 90.9%, for the year ended December 31, 2024, compared to the year ended December 31, 2023. This decrease was primarily due to recognized losses of $11.0 million associated with our investments in AtoZ Corporation during the year ended December 31, 2023, which we account for using the equity method. See Note 18. Equity Method Investments for more information.
Other Income (Loss), Net

	Year Ended December 31,
(in thousands of USD)	2024	2023	% Change
Other income (loss), net	$6,482	$(23,574)	(127.5)%
Other income (loss), net, increased by $30.1 million, or 127.5%, for the year ended December 31, 2024, compared to the year ended December 31, 2023. This increase was primarily due to losses during the year ended December 31, 2023, related to valuation of financial assets measured at fair value of approximately $7.8 million, $6.8 million, and $5.3 million related to NAVER Z Co., Ltd, Contents First, Inc., and Clova Games, Inc., respectively, that did not occur during the year ended December 31, 2024, and positive fluctuations in foreign currency exchange rates of approximately $5.4 million during the year ended December 31, 2024, when compared to the year ended December 31, 2023.
Income Tax Expense

	Year Ended December 31,
(in thousands of USD)	2024	2023	% Change
Income tax expense	$(3,604)	$(12,006)	(70.0)%
Income tax expense decreased by $8.4 million, or 70.0%, for the year ended December 31, 2024, compared to the year ended December 31, 2023. This decrease was primarily driven by a release of a valuation allowance upon completion of the LDF-eBIJ Merger.
Non-GAAP Financial Measures
In addition to our results determined in accordance with GAAP, our management and the Board also consider EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin, revenue on a constant currency basis, and revenue growth on a constant currency basis, ARPPU on a constant currency basis and ARPPU growth on a constant currency basis. We believe that these non-GAAP financial measures provide investors with additional useful information in evaluating our performance. Our non-GAAP financial measures should not be considered in isolation, or as substitutes for, financial information prepared in accordance with GAAP. Non-GAAP measures have limitations as they do not reflect all the amounts associated with our results of operations as determined in accordance with GAAP, and should only be used to evaluate our results of operations in conjunction with the corresponding GAAP measures.
EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin
We define EBITDA as net income(loss) before interest income, interest expense, income tax expense and depreciation and amortization. Starting with the third quarter of 2024, our calculation of EBITDA has been revised to adjust for interest income in addition to interest expense. In prior periods, we only adjusted for interest expense because interest income amounts were insignificant. Prior comparable periods have now been recast to conform to the current presentation. Likewise, EBITDA margin is calculated by adjusting for interest income in addition to interest expense and prior comparable periods have been recast to conform to the current presentation. We define Adjusted EBITDA as EBITDA with further adjustments to eliminate the effects of loss on equity method investments, effect of applying the valuation method of fair value through profit or loss (“FVPL”), impairment of goodwill, non-cash stock-based compensation and certain other non-recurring costs. We believe that EBITDA and Adjusted EBITDA provide useful information to investors regarding our performance, as it removes the impact of certain items that are not representative of our ongoing business, such as certain non-cash charges and variable charges. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by revenue. EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP financial measures and are not intended to be substitutes for any GAAP financial measures. They should be considered in addition to, not as substitutes for, or in isolation from, measures prepared in accordance with GAAP, such as consolidated net income (loss) or consolidated net income (loss) margin.
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

You are also encouraged to evaluate our calculation of Adjusted EBITDA and Adjusted EBITDA Margin, and the reasons we consider these adjustments appropriate for supplemental analysis. In evaluating these measures, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in our presentation of Adjusted EBITDA. Our presentation of Adjusted EBITDA and Adjusted EBITDA Margin should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. There can be no assurance that we will not modify the presentation of these measures in the future, and any such modification may be material. Adjusted EBITDA and Adjusted EBITDA Margin have their limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. Some of these limitations include:
•Adjusted EBITDA does not include the interest expense and the cash requirements necessary to service interest or principal payments on our debt;
•Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash requirements for replacement of assets that are being depreciated or amortized;
•Adjusted EBITDA excludes the impact of charges and receipts resulting from matters we do not find indicative of our ongoing operations; and
•Other companies in our industry may calculate Adjusted EBITDA and Adjusted EBITDA Margin differently than we do.
The following table presents a reconciliation of net loss to EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin for each of the periods presented.

(in thousands of USD, except percentages)	Year Ended December 31,
	2024	2023	2022
Net Loss	$(152,912)	$(144,759)	$(132,523)
Plus (minus):
Interest income	(15,820)	(3,009)	(1,166)
Interest expense	45	79	844
Income tax expense	3,604	12,006	14,369
Depreciation and amortization	40,074	38,359	34,735
EBITDA	$(125,009)	$(97,324)	$(83,741)
Impairment losses on goodwill(1)	69,743	63,412	—
Stock-based compensation expense(2)	82,321	3,220	(525)
Loss on fair value instruments, net(3)	(2,263)	22,677	190
Restructuring and IPO-related costs(4)	42,050	4,330	—
Loss on equity method investments, net(5)	1,123	12,339	4,694
Adjusted EBITDA	$67,965	$8,654	$(79,382)
Net loss margin	(11.3)%	(11.3)%	(12.3)%
Adjusted EBITDA Margin	5.0%	0.7%	(7.4)%
______________
(1)Represents impairment losses on goodwill for Wattpad Corp., Wattpad WEBTOON Studios Corp, Munpia Inc. and Jakga Company Inc.
(2)Represents non-cash stock-based compensation expense related to WEBTOON’s equity incentive plan and stock-based compensation plans of NAVER Corp., Munpia Inc. and LOCUS Inc.
(3)Represents unrealized net loss of financial assets measured at FVPL, which include the Company’s equity investments in entities including NAVER Z Co., Ltd., Contents First Inc. and Clova Games Inc.
(4)Represents non-recurring expenses that we do not consider representative of the operating performance of the business. Other costs are comprised of the following expenses associated with (i) financial advisory fees (ii) consulting fees and (iii) severance fees and (iv) office relocation fee.

(5)Represents our proportionate share of recognized losses associated with our investments accounted for using the equity method.
Use of Constant Currency
We provide revenue, including period-over-period growth rates, adjusted to remove the impact of foreign currency rate fluctuations and the impact of deconsolidated and transferred operations, which we refer to as revenue on a constant currency basis. We calculate revenue on a constant currency basis in a given period by applying the average currency exchange rates in the comparable period of the prior year to the local currency revenue in the current period. We calculate revenue growth (as a percentage) on a constant currency basis by determining the increase in current period revenue over prior period revenue, where current period foreign currency revenue is translated using prior period average currency exchange rates. In addition to adjustments for foreign currency exchange fluctuations, we have also adjusted revenue to exclude the impact of deconsolidation of Jakga and LOCUS and its subsidiaries, and the transfer of SERIES ON, one of our offerings, from NAVER WEBTOON to NAVER to improve comparability between the two periods. We calculate revenue (including growth rates) on a constant currency basis in each of our revenue streams - Paid Content, Advertising and IP Adaptations - using the same method as laid out herein. See Note 17. Disposition and Business Combination in the accompanying notes to our audited consolidated financial statements included in this Annual Report for more information.
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

	Year Ended December 31,
(in thousands of USD, except percentages)	2024	2023	Change	2023	2022	Change
Total Revenue	$1,348,478	$1,282,748	5.1%	$1,282,748	$1,079,388	18.8%
Effect of deconsolidated and transferred operations	(147)	(12,406)	(98.8%)	(10,930)	(24,794)	(55.9%)
Effects of foreign currency rate fluctuations	86,861	-	N/A	34,065	-	N/A
Revenue on a Constant Currency Basis	$1,435,192	$1,270,342	13.0%	1,305,883	1,054,594	23.8%
Paid Content Revenue	1,083,026	1,028,960	5.3%	1,028,959	851,871	20.8%
Effect of deconsolidated and transferred operations	(122)	(6,042)	(98.0%)	(4,650)	(9,283)	(49.9%)
Effects of foreign currency rate fluctuations	69,237	-	N/A	30,198	-	N/A
Paid Content Revenue on a Constant Currency Basis	$1,152,141	$1,022,918	12.6%	1,054,507	842,588	25.2%
Advertising Revenue	166,087	145,452	14.2%	145,452	145,056	0.3%
Effects of foreign currency rate fluctuations	8,129	-	N/A	2,824	-	N/A
Advertising Revenue on a Constant Currency Basis	$174,216	$145,452	19.8%	148,276	145,056	2.2%
IP Adaptations Revenue	99,365	108,336	(8.3%)	108,336	82,461	31.4%
Effect of deconsolidated and transferred operations	(25)	(6,364)	(99.6%)	(6,280)	(15,511)	(59.5%)
Effects of foreign currency rate fluctuations	9,495	-	N/A	1,043	-	N/A
IP Adaptations Revenue on a Constant Currency Basis	$108,835	$101,972	6.7%	$103,099	$66,950	54.0%

Paid Content Average Revenue Per Paying User ("ARPPU")
Korea Paid Content Revenue	$352,521	$386,193	(8.7%)	$386,193	$445,004	(13.2%)
Korea ARPPU	7.84	7.93	(1.1%)	7.93	8.60	(7.8%)
Effect of deconsolidated and transferred operations	-	(0.12)	(100.0%)	(0.10)	(0.18)	(44.4%)
Effects of foreign currency rate fluctuations	0.45	-	N/A	0.13	-	N/A
Korea ARPPU on a Constant Currency Basis	$8.29	$7.81	6.1%	$7.96	$8.42	(5.5%)

Japan Paid Content Revenue	594,302	527,489	12.7%	527,489	328,979	60.3%
Japan ARPPU	22.12	22.50	(1.7%)	22.50	14.83	51.7%
Effects of foreign currency rate fluctuations	1.80	-	N/A	1.03	-	N/A
Japan ARPPU on a Constant Currency Basis	$23.92	$22.50	6.3%	$23.53	$14.83	58.7%

Rest of World Paid Content Revenue	136,203	115,277	18.2%	115,277	77,888	48.0%
Rest of World ARPPU	6.57	5.40	21.7%	5.40	3.19	69.3%
Effect of deconsolidated and transferred operations	-	-	N/A	-	-	N/A
Effects of foreign currency rate fluctuations	-	-	N/A	-	-	N/A
Rest of World ARPPU on a Constant Currency Basis	$6.57	$5.40	21.7%	$5.40	$3.19	69.3%

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
Historically, we have relied primarily upon cash generated from operations and cash provided by NAVER through capital contributions to finance our operations, repay or repurchase indebtedness, finance acquisitions and fund our capital expenditures. NAVER does not have any contractual obligation to provide additional capital to us and therefore there can be no assurance that NAVER will continue to provide additional capital in the form of debt or equity investment in the future to enable us to operate our business. As of December 31, 2024, we had $572.4 million of cash and cash equivalents, which were primarily invested in short-term, highly liquid investments with original maturities of three months or less from the date of purchase and are mainly comprised of bank deposits. We believe that our existing cash and cash equivalent balances will be sufficient to support our working capital requirements for at least the next 12 months based on our current operating plans. However, our future capital requirements will depend on many factors, including our growth rate, sales and marketing activities and other factors affecting our business, including those described in the section entitled “Risk Factors” in this Annual Report. Our expected primary uses of our capital on short-and long-term bases are for repayment of debt, interest payments, working capital, capital expenditures, geographic expansion and other general corporate purposes.
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
Consolidated Statements of Cash Flows
The following table summarizes our cash flows for the period presented:

	Year Ended December 31,
(in thousands of USD)	2024	2023
Net cash provided by (used in) operating activities	$17,883	$14,804
Net cash used in investing activities	(17,276)	(51,982)
Net cash provided by (used in) financing activities	353,867	(6,499)
Effect of exchange rate changes on cash and cash equivalents	(13,817)	(4,287)
Net increase (decrease) in cash and cash equivalents	$340,657	$(47,964)
Operating Activities
For the year ended December 31, 2024, net cash provided by operating activities was $17.9 million, which primarily consisted of a net loss of $152.9 million, adjusted for certain non-cash items of $185.6 million. The non-cash items primarily consisted of stock-based compensation of $87.4 million, impairment losses of $69.7 million, and depreciation and amortization of approximately $40.1 million, which was offset by a decrease of $24.5 million in deferred tax expenses. The net cash outflow from changes in our operating assets and liabilities was primarily due to unfavorable foreign currency translation adjustments.
Investing Activities
For the year ended December 31, 2024, net cash used in investing activities was $17.3 million, primarily due to payments made for short-term investments of $77.4 million, and purchases of intangible assets of $10.7 million, which was offset by proceeds received from maturities of short-term investments of approximately $68.0 million.

Financing Activities
For the year ended December 31, 2024, net cash provided by financing activities was $353.9 million, consisting primarily of $293.0 million in proceeds from the IPO, net of underwriting discounts and commissions, and $50.0 million in proceeds from issuance of common stock related to private placement, and $26.8 million in proceeds, net of underwriting discounts and commissions, from the exercise of the over-allotment option by the underwriters in connection with the IPO, which was offset by payments of IPO costs of $11.2 million
Critical Accounting Policies and Estimates
We believe that the following accounting policies and estimates involve a high degree of judgment and complexity. Accordingly, these are the policies and estimates we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of our operations. See Note 1. Description of Business and Summary of Significant Accounting Policies to our audited consolidated financial statements included elsewhere in this Annual Report for a description of our other significant accounting policies. The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect the amounts reported in those consolidated financial statements and the accompanying notes. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates.
Revenue Recognition
We generate revenue primarily by Paid Content, advertising and IP Adaptations. We recognize revenue when services are transferred to customers at the transaction price.
Paid Content revenue
We recognize revenue of Paid Content when we provide users with access to content on our platform in exchange for a purchase fee. On most of our platforms, users purchase access to content by first purchasing Coins and then redeeming such Coins for access to particular content. We recognize Paid Content revenue over the estimated service period upon redemption of Coins, which we determine based on the weighted average number of days between the first day the user is provided access to the content and the last day the user views the content. We believe this provides a reasonable depiction of the transfer of services. We recognize most of our Paid Content revenue on a gross basis, which means before deducting creator revenue share (commissions payable to the creator). In certain cases where we have determined that we act as an agent in such transfer of services, we recognize revenue net of the creator revenue share or other amounts remitted to the creator or publisher.
Advertising revenue
Advertising revenue is recognized at the point in time the advertisement is displayed or based on clicks, impressions or end-user activity. When the customer is an advertising agency, advertising revenue is comprised of the commission the Company earns for lending advertisement space to the advertising agency.
IP Adaptations revenue
We recognize revenue of IP Adaptations based on the terms of the contractual arrangement with our creators. In an arrangement where a creator has authority to make key creative decisions on the output, we recognize revenue over time on a percentage-of-completion basis. If we control the key creative decisions, we recognize revenue as fixed payments for the content upon delivery to and acceptance by the creator or as sales-based royalties when the sell-through sales of the content occur. Similarly, we serve as a principal and recognize revenue on a gross basis when we directly sell licensed merchandise to customers through digital storefronts while controlling the revenue stream, from inventory to distribution. When we serve as an agent through brokering licensing arrangements between creators or publishers and third-party platforms or through licensing IP to third parties that operate all aspects of the revenue stream, we recognize revenue on a net commission basis when we broker such arrangements or as net of the amounts remitted to the third-party merchant when control transfers to the customer, generally at the time of product shipment from its facilities.
Income Taxes
Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based upon the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Our deferred tax assets are recorded net of valuation allowances when, based on the weight of available evidence, it is more likely than not that all or some portion of the recorded deferred tax assets will not be realized in future periods.

Business Combinations
From time to time, we may enter into business combinations. In accordance with ASC 805, Business Combinations, we generally recognize the identifiable assets acquired and the liabilities assumed at their fair values as of the date of acquisition. We measure goodwill as the excess of consideration transferred over the net of the acquisition date fair values of the identifiable assets acquired and liabilities assumed. The acquisition method of accounting requires us to make significant estimates and assumptions regarding the fair values of the elements of a business combination as of the date of acquisition, including the selection of valuation methodologies, estimates of future revenue and cash flows, discount rates and selection of comparable companies.
We describe our accounting policy for business combinations in Note 1. Description of Business and Summary of Significant Accounting Policies in the accompanying notes to our consolidated financial statements.
Goodwill and Intangible Assets
In addition to intangible assets acquired individually, we have identified intangible assets and generated significant goodwill through our acquisitions. Brand, software, trademarks, copyrights and patents are amortized to cost of revenue and general and administrative expenses to operating expense on a straight-line basis over their estimated useful lives. Intellectual property rights with definite lives are amortized to operating expense over their estimated economic useful lives or the period over which we have exclusive and unrestricted rights to the content under the contract.
We evaluate goodwill and indefinite-lived intangible assets such as membership and publishing rights for impairment annually as of October 1, or earlier if an event or other circumstance indicates that it may not recover the carrying value of the asset. If we believe that, as a result of its qualitative assessment, it is more likely than not that the fair value of a reporting unit or other indefinite-lived intangible asset is greater than its carrying amount, a quantitative impairment test is not required. Reporting units are businesses for which individual financial information is available. If a qualitative assessment indicates that it is more likely than not that the carrying value of a reporting unit goodwill or other indefinite-lived intangible asset exceeds its fair value, a quantitative impairment test is performed. The Company may elect to bypass this qualitative assessment for annual impairment evaluations as of October 1 for some or all of its reporting units and perform a quantitative test. If the carrying amount of the reporting unit exceeds the fair value of the reporting unit, an impairment charge is recorded for the amount by which the carrying amount exceeds the fair value, not to exceed the amount of goodwill recorded for that reporting unit. Application of the goodwill impairment test requires judgment based on market and operational conditions at the time of the evaluation, including management’s best estimates of the reporting unit’s future business activity and the related estimates and assumptions of future cash flows from the assets that include the associated goodwill.
As discussed above, there is an inherent degree of uncertainty in preparing any forecast of future results, and the key inputs require significant judgments to be made. Any significant changes in these underlying assumptions may significantly affect our impairment conclusions and net book value of our corresponding assets in our consolidated financial statements. During the fourth quarter of December 31, 2024, there was a material change in the cash flow assumptions that led to the impairment of goodwill arising from a delay in realizing synergies and returns from investments in content creation and IP Adaptations, the postponement of releases for major works, the ongoing Wattpad ban in a certain country, and the delay in web-novel video production at the Munpia, Wattpad, and Wattpad WEBTOON Studios Corp. (“Wattpad WEBTOON Studios”) reporting units, respectively, as of October 1, 2024.
As of the October 1, 2024, annual impairment testing date, four reporting units had goodwill – Munpia, Wattpad WEBTOON Studios, Wattpad, and LDF (in each case, including its subsidiaries, if any). On October 1, 2024, we performed a quantitative annual impairment test for all reporting units, which resulted in $46.7 million, $20.3 million and $2.7 million impairment of goodwill at Wattpad, Munpia, and Wattpad WEBTOON Studios reporting units, respectively. The remaining goodwill at the Wattpad, Munpia, LDF and Wattpad WEBTOON Studios reporting units following impairment were $437.2 million, $154.2 million, $71 million and $2.9 million, respectively. No goodwill impairment was recorded for the LDF reporting unit given as its fair value substantially exceeded its respective carrying value.
The fair value of each reporting unit was estimated using a discounted cash flow method with significant inputs such as projected future cash flows, discount rate and terminal growth rate. Our cash flow assumptions are based on detailed, multi-year forecasts performed by each of our operating reporting units that reflect our business plans and market outlook information. The discount rates are determined based on each reporting unit’s cost of capital proportionately weighted between each type of capital (i.e., debt and equity). Terminal growth rates are based on historical industry growth patterns, the reporting unit’s sustainable growth rate, and macroeconomic factors such as GDP growth and inflation rates. The carrying values were based on each respective reporting unit’s net asset balance as of October 1, 2024, and included directly attributable assets and liabilities, including goodwill.

Recent Accounting Pronouncements
See Note 1. Description of Business and Summary of Significant Accounting Policies in the accompanying notes to our audited consolidated financial statements included elsewhere in this Annual Report for more information.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of foreign currency exchange rates and fluctuations in interest rates.
Foreign Currency Exchange Risk
Our revenue is generated globally in multiple currencies, primarily KRW, JPY and USD. Our results of current and future operations and cash flows are therefore subject to fluctuations due to changes in foreign currency exchange rates. Particularly, we are exposed to fluctuations in the exchange rates of KRW and JPY against USD, since (i) a majority of our revenue is generated within Korea and Japan, and (ii) several of our primary operating subsidiaries, including NAVER WEBTOON and LDF, are located in Korea and Japan, using their respective local currency as the functional currency. Financial statements of these non-USD-denominated businesses are translated from their local currencies into USD, using exchange rates at the balance sheet date for assets and liabilities, and average exchange rates in effect during the period for revenue and expenses. Consequently, increases or decreases in the value of USD affect the value of certain financial metrics with respect to these businesses in the consolidated financial statements, even if their value has not changed in their local currencies. For example, with a stronger USD against KRW and JPY, for the year ended December 31, 2024, our revenue was $86.9 million, or 6.0%, lower than our revenue on a constant currency basis. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures—Use of Constant Currency” for further information regarding our non-GAAP financial measure of revenue on a constant currency basis.
We have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency exchange rate fluctuations becomes more significant.
Interest Rate Risk
Our cash and cash equivalents primarily consist of cash on hand and short-term, highly liquid investments with original maturities of three months or less from the date of purchase and are mainly comprised of bank deposits. As of December 31, 2024, we had $572.4 million of cash and cash equivalents. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and fair market value of our investments. However, due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates. We do not enter into investments for trading or speculative purposes.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
WEBTOON Entertainment Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of WEBTOON Entertainment Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and December 31, 2023, and the related consolidated statements of operations and comprehensive loss, of changes in stockholders’ equity and group equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and December 31, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment Assessments for Certain Reporting Units

As described in Notes 1 and 7 to the consolidated financial statements, the Company’s goodwill balance was $665.3 million as of December 31, 2024, of which the reporting units Wattpad, Munpia and LDF comprise the significant portion. Management conducts an impairment test as of October 1 of each year, or more frequently if events or circumstances result in it being more likely than not that the fair value of a reporting unit is less than its carrying amount. Reporting units are tested for impairment by comparing the estimated fair value of each reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its estimated fair value, an impairment loss is recorded based on the difference between the fair value and carrying amount, not to exceed the associated carrying amount of goodwill. Management utilizes the discounted cash flow method under the income approach to estimate the fair value of reporting units. Management’s cash flow projections included significant assumptions related to revenue growth rates, discount rates, and terminal growth rates.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessments of certain reporting units is a critical audit matter are (i) the significant judgment by management when developing the fair value of the reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, discount rates, and terminal growth rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge as disclosed by management, and a material weakness existed that impacted this matter.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) testing management’s process for developing the fair value of the reporting units; (ii) evaluating the appropriateness of the discounted cash flow method used by management; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow method; and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates, discount rates, and terminal growth rates. Evaluating management’s assumptions related to revenue growth rates, discount rates, and terminal growth rates involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow model and (ii) the reasonableness of the discount rate assumption.

/s/ Samil PricewaterhouseCoopers
Seoul, Korea
March 11, 2025
We have served as the Company’s auditor since 2023.

WEBTOON Entertainment Inc.
Consolidated Balance Sheets
(in thousands of USD, except share and per share data)

	As of December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$572,402	$231,745
Receivables[1], net of allowance for credit losses of $3,418 and $1,049 at December 31, 2024 and December 31, 2023, respectively	169,187	171,776
Asset held for sale	—	6,827
Prepaid expenses and other current assets, net[2]	94,783	82,479
Total current assets	836,372	492,827
Property and equipment, net	3,782	11,692
Operating lease right-of-use assets	16,649	29,472
Debt and equity securities	70,178	91,233
Intangible assets, net	180,912	219,502
Goodwill, net	665,275	779,176
Equity method investments	78,668	64,222
Deferred tax assets	17,592	24,045
Other non-current assets, net[3]	65,906	64,436
Total assets	$1,935,334	$1,776,605
Liabilities and equity
Current liabilities:
Accounts payable[4]	$127,306	$127,427
Accrued expenses[5]	62,209	62,782
Short-term borrowings and current portion of long-term debt[6]	—	4,252
Current portion of operating lease liabilities[7]	6,053	9,945
Contract liabilities[8]	85,860	76,722
Income tax payables – corporate tax	10,093	9,459
Consumption taxes payables	8,339	7,339
Provisions and defined pension benefits	11,133	5,564
Other current liabilities	2,231	12,584
Total current liabilities	313,224	316,074
Non-current liabilities:
Long-term operating lease liabilities[9]	11,187	19,238
Defined severance benefits	22,030	23,361
Deferred tax liabilities	30,271	61,134
Other non-current liabilities	2,161	9,322
Total liabilities	$378,873	$429,129
Commitments and Contingencies (Note 10)
Redeemable non-controlling interest in subsidiary	36,580	41,429

Stockholders’ equity:

WEBTOON Entertainment Inc.
Consolidated Balance Sheets
(in thousands of USD, except share and per share data)

	As of December 31,
	2024	2023
Preferred stock, $0.0001 par value (100,000,000) authorized and no shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively)	$—	$—
Common stock, $0.0001 par value (2,000,000,000 authorized, 128,587,944 shares and 109,505,150 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively)	$13	$11
Additional paid-in capital	2,103,931	1,667,246
Accumulated other comprehensive loss	(124,620)	(54,824)
Accumulated deficit	(507,197)	(363,292)
Total stockholders’ equity attributable to WEBTOON Entertainment Inc.	1,472,127	1,249,141
Non-controlling interests in consolidated subsidiaries	47,754	56,906
Total equity	1,519,881	1,306,047
Total liabilities, redeemable non-controlling interest, and equity	$1,935,334	$1,776,605
______________
1.Includes amounts due from related parties of $59,495 and $63,723 as of December 31, 2024 and December 31, 2023, respectively. (See Note 16. Related Parties and Variable Interest Entity)
2.Includes amounts due from related parties of $9,258 and $— as of December 31, 2024 and December 31, 2023, respectively. (See Note 16. Related Parties and Variable Interest Entity)
3.Includes amounts due from related parties of $32,072 and $15,876 as of December 31, 2024 and December 31, 2023, respectively. (See Note 16. Related Parties and Variable Interest Entity)
4.Includes amounts due from related parties of $17,173 and $6,713 as of December 31, 2024 and December 31, 2023, respectively. (See Note 16. Related Parties and Variable Interest Entity)
5.Includes amounts due to related parties of $5,562 and $— as of December 31, 2024 and December 31, 2023, respectively. (See Note 16. Related Parties and Variable Interest Entity)
6.Includes amounts due to related parties of $— and as of $3,800 December 31, 2024 and December 31, 2023, respectively. (See Note 16. Related Parties and Variable Interest Entity)
7.Includes amounts due to related parties of $3,506 and $6,426 as of December 31, 2024 and December 31, 2023, respectively. (See Note 16. Related Parties and Variable Interest Entity)
8.Includes amounts due to related parties of $— and $16,160 as of December 31, 2024 and December 31, 2023, respectively. (See Note 16. Related Parties and Variable Interest Entity)
9.Includes amounts due to related parties of $9,519 and $14,852 as of December 31, 2024 and December 31, 2023, respectively. (See Note 16. Related Parties and Variable Interest Entity)

The accompanying notes are an integral part of these Consolidated Financial Statements.

WEBTOON Entertainment Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands of USD, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Revenue[1]	$1,348,478	$1,282,748	$1,079,388
Cost of revenue[2]	(1,009,410)	(987,258)	(806,377)
Marketing[3]	(107,783)	(121,086)	(180,002)
General and administrative expenses[4]	(331,984)	(210,762)	(207,728)
Operating Loss	(100,699)	(36,358)	(114,719)
Interest income	15,820	3,009	1,166
Interest expense	(45)	(79)	(844)
Impairment losses on goodwill	(69,743)	(63,412)	—
Loss on equity method investments, net	(1,123)	(12,339)	(4,694)
Other income (loss), net[5]	6,482	(23,574)	937
Loss before income tax	(149,308)	(132,753)	(118,154)
Income tax expense	(3,604)	(12,006)	(14,369)
Net loss	(152,912)	(144,759)	(132,523)
Net income (loss) attributable to WEBTOON Entertainment Inc.	(143,905)	(116,455)	(129,871)
Net income (loss) attributable to non-controlling interests and redeemable non-controlling interests	(9,007)	(28,304)	(2,652)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(71,935)	(17,251)	(28,985)
Loss on valuation of financial assets measured at fair value, net of tax	—	—	(405)
Share of other comprehensive income (loss) of equity method investments, net of tax	(94)	(906)	190
Total other comprehensive loss, net of tax	(72,029)	(18,157)	(29,200)
Total comprehensive loss	$(224,941)	$(162,916)	$(161,723)
Total comprehensive loss attributable to WEBTOON Entertainment Inc.	(213,704)	(134,612)	(159,071)
Total comprehensive loss attributable to non-controlling interests and redeemable non-controlling interests	(11,237)	(28,304)	(2,652)
Weighted average shares outstanding
Basic	119,231,997	109,505,150	106,501,020
Diluted	119,231,997	109,505,150	106,501,020
Income (loss) per share attributable to WEBTOON Entertainment Inc.
Basic	(1.21)	(1.06)	(1.22)
Diluted	(1.21)	(1.06)	(1.22)
1.Includes amounts earned from related parties of $72,228, $78,698 and $54,422 for the years ended December 31, 2024, December 31, 2023, and December 31, 2022, respectively. (See Note 16. Related Parties and Variable Interest Entity)
2.Includes amounts incurred from related parties of $96,498, $22,412 and $14,848 for the years ended December 31, 2024, December 31, 2023, and December 31, 2022, respectively. (See Note 16. Related Parties and Variable Interest Entity)
3.Includes amounts incurred from related parties of $(7,691), $203 and $574 for the years ended December 31, 2024, December 31, 2023, and December 31, 2022, respectively. (See Note 16. Related Parties and Variable Interest Entity)
4.Includes amounts incurred from related parties of $32,478, $30,945 and $30,194 for the years ended December 31, 2024, December 31, 2023, and December 31, 2022, respectively. (See Note 16. Related Parties and Variable Interest Entity)
5.Includes amounts earned from related parties of $3,592, $4,761 and $614 for the years ended December 31, 2024, December 31, 2023, and December 31, 2022, respectively. (See Note 16. Related Parties and Variable Interest Entity)
The accompanying notes are an integral part of these Consolidated Financial Statements.

WEBTOON Entertainment Inc.
Consolidated Statements of Stockholders’ Equity and Group Equity
(in thousands of USD, except share and per share data)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity attributable to WEBTOON Entertainment Inc.	Non-controlling interests in consolidated subsidiaries	Group Equity	Total equity
	Shares	Amount
Balance as of January 1, 2022	85,755,540	$9	$575,168	$(7,467)	$(108,186)	$459,543	$—	$616,789	$1,076,332
Net loss	—	—	—	—	(103,847)	(103,847)	(2,743)	(26,024)	(132,614)
Foreign currency translation adjustments, net of tax	—	—	—	(28,985)	—	(28,985)	—	—	(28,985)
Loss on valuation of financial assets measured at fair value, net of tax	—	—	—	(405)	—	(405)	—	—	(405)
Issuance of common stock	8,606,430	1	390,803	—	—	390,806	—	—	390,806
Equity in income of equity method investees	—	—	—	190	—	190	—	—	190
Equity-based compensation[2]	—	—	—	—	—	—	2,305	—	2,305
Business Combination (Refer to Note 17. Disposition and Business Combinations)	—	—	—	—	—	—	59,079	—	59,079
Issuance of common shares to acquire a subsidiary	2,729,722	—	70,857	—	—	70,858	—	—	70,858
Reclassification of redeemable non-controlling interest to non-controlling interest	—	—	—	—	—	—	25,020	—	25,020
Changes in ownership interest in subsidiary	—	—	(802)	—	—	(802)	(640)	—	(1,442)
Change in ownership interest in subsidiary due to purchase of treasury shares	—	—	173	—	—	173	(14,032)	—	(13,859)
Change in ownership interest in subsidiary due to issuance of common stock	—	—	4,651	—	—	4,651	15,608	—	20,259
Common control transaction	—	—	(2,748)	—	—	(2,748)	—	2,748	—
Redemption of redeemable non-controlling interest	—	—	160	—	—	160	798	—	958
Balance as of January 1, 2023	97,091,692	10	1,038,262	(36,667)	(212,033)	789,594	85,395	593,513	1,468,502
Net loss	—	—	—	—	(102,818)	(102,818)	(22,769)	(13,637)	(139,225)
Foreign currency translation adjustments, net of tax[1]	—	—	—	(17,251)	—	(17,251)	—	—	(17,251)
Equity in income of equity method investees	—	—	—	(906)	—	(906)	—	—	(906)
Equity-based compensation[2]	—	—	646	—	—	646	2,155	—	2,801
Changes in scope of consolidation	—	—	—	—	—	—	(7,875)	—	(7,875)
Common control transactions	12,413,458	1	628,338	—	(48,441)	579,876	—	(579,876)	—
Balance as of December 31, 2023	109,505,150	11	1,667,246	(54,824)	(363,292)	1,249,141	56,906	—	1,306,047
Net loss	—	—	—	—	(143,905)	(143,905)	(5,153)	—	(149,058)
Foreign currency translation adjustments, net of tax[1]	—	—	—	(69,702)	—	(69,702)	(1,236)	—	(70,938)
Issuance of common stock through initial public offering	15,000,000	2	281,735	—	—	281,737	—	—	281,737
Issuance of common stock through private placement	2,380,952	—	50,000	—	—	50,000	—	—	50,000
Issuance of common stock for exercise of over-allotment	1,371,549	—	26,576	—	—	26,576	—	—	26,576
Equity in income of equity method investees	—	—	—	(94)	—	(94)	—	—	(94)
Equity-based compensation[2]	—	—	70,010	—	—	70,010	1,098	—	71,108
Changes in scope of consolidation	—	—	—	—	—	—	(3,861)	—	(3,861)
Vesting of restricted stock units	262,804	—	7,222	—	—	7,222	—	—	7,222

WEBTOON Entertainment Inc.
Consolidated Statements of Stockholders’ Equity and Group Equity
(in thousands of USD, except share and per share data)

Exercise of stock options	67,489	—	1,142			1,142			1,142
Balance as of December 31, 2024	128,587,944	$13	$2,103,931	$(124,620)	$(507,197)	$1,472,127	$47,754	$—	$1,519,881
1.As of December 31, 2024, December 31, 2023, and December 31, 2022, the ending balance in accumulated other comprehensive loss related to foreign currency translation adjustments was $120.9 million, $51.2 million, and $33.9 million, respectively.
2.The Company recorded dividends of $17.4 million, $0.0 million and $0.0 million for the years ended December 31, 2024, December 31, 2023, and December 31, 2022, respectively, as a reduction in additional paid-in capital for stock options granted to NAVER's employees who did not provide services to the Company (See Note 1. Description of Business and Summary of Significant Accounting Policies for the definitions of the Company and NAVER).
The accompanying notes are an integral part of these Consolidated Financial Statements.

WEBTOON Entertainment Inc.
Consolidated Statements of Cash Flows
(in thousands of USD)

	For the Year Ended December 31,
	2024	2023	2022
Operating activities:
Net loss	$(152,912)	$(144,759)	$(132,523)
Adjustments to reconcile net loss to cash used in operating activities:
Allowance for credit losses	6,034	3,481	2,876
Depreciation and amortization	40,074	38,359	34,735
Impairment losses on goodwill	69,743	63,412	—
Operating lease expense	10,446	11,965	10,988
Loss (Gain) on foreign currency, net	(2,519)	5,533	16,441
Deferred tax benefit	(24,535)	(15,573)	(7,145)
Loss (Gain) on debt and equity securities, net	(2,263)	22,585	(624)
Loss on equity method investment	1,123	12,339	4,694
Contingent consideration liability	(3,712)	(789)	448
Stock-based compensation	87,379	3,220	—
Gain on disposal of right-of-use assets, net	(1,899)	(62)	—
Change in severance benefit, net	3,725	(737)	(292)
Loss (Gain) on investments in subsidiaries, net	2,713	884	—
Other non-cash items	(707)	(3,411)	443
Changes in operating assets and liabilities
Changes in receivables	(24,063)	30,919	41,759
Changes in other assets	(35,928)	(6,523)	(32,664)
Changes in accounts payable	26,177	(7,583)	(48,199)
Changes in accrued expenses	5,156	6,296	(16,979)
Changes in contract liabilities	21,584	1,088	3,176
Changes in other liabilities	(186)	7,250	(3,276)
Changes in operating lease liabilities	(9,035)	(10,193)	(10,018)
Changes in deposits	2,444	(260)	(2,517)
Transfer of severance benefits	(956)	(2,637)	(1,931)
Net cash provided by (used in) operating activities	$17,883	$14,804	$(140,608)
Investing activities:
Proceeds from maturities of short-term investments	$68,018	$15,321	$15,877
Proceeds from sale of debt and equity securities	2,970	2,428	871
Proceeds from sale of property and equipment	6,495	659	608
Proceeds from sale of equity method investments	5,938	5,439	—
Proceeds from loan receivable	—	311	113
Payment from maturities of short-term investments	(77,371)	(35,100)	—
Payment made for loan receivable	(264)	(11,491)	(3,254)
Purchases of debt and equity securities	(1,000)	(8,700)	(29,200)
Purchases of property and equipment	(2,404)	(10,199)	(2,696)
Purchases of intangible assets	(10,745)	(12,143)	(18,492)
Purchases of equity method investments	(9,068)	(682)	(14,151)
Disposal of businesses, net of cash disposed	(315)	1,988	(520)
Other investing activities	470	187	140
Net cash used in investing activities	$(17,276)	$(51,982)	$(50,704)
Financing activities:
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts and commissions	292,950	—	—
Proceeds from issuance of common stock related to private placement	$50,000	—	$408,372
Capital contribution to a non-wholly owned subsidiary from a limited partner	—	3,257	—
Payments of initial public offering costs	(11,154)	—	—
Proceeds from exercise of over-allotment, net of underwriting discounts and commissions	26,786	—	—
Proceeds from stock option exercise	746	—	—
Proceeds from short-term borrowings	—	383	76,586
Repayments of short-term borrowings	(3,597)	(6,279)	(104,929)
Repayments of long-term borrowings	(15)	(64)	—
Payment of contingent consideration related to business acquisition	(1,849)	(3,796)	(2,020)
Acquisition of additional equity interests in non-wholly owned subsidiaries	—	—	(14,335)
Payments for the redemption of non-controlling interests	—	—	(11,075)
Repayment of convertible debt	—	—	(2,257)
Net cash provided by (used in) financing activities	$353,867	$(6,499)	$350,342
Effect of exchange rate changes on cash and cash equivalents	$(13,817)	$(4,287)	$(20,414)
Net increase (decrease) in cash and cash equivalents	340,657	(47,964)	138,616
Cash and cash equivalents at beginning of the year	231,745	279,709	141,093
Cash and cash equivalents at end of the year	$572,402	$231,745	$279,709
Supplemental disclosure:
Income taxes paid	$25,675	$26,644	$29,362
Interest paid	85	92	700
Non-cash transactions:
Reclassification of debt and equity securities to equity method investments	18,701	—	—
Reclassification of deferred offering costs to additional paid-in capital upon IPO	11,215	—	—
Share exchange with NAVER upon issuance of new WEBTOON Entertainment Inc. shares[1]	$—	$579,876	$—
Purchase of property and equipment included in accounts payable	2	11	9,175
Non-cash consideration transferred in business combinations	—	—	181,930
______________

1 Refer to Organization and Description of Business in Note 1. Description of Business and Summary of Significant Accounting Policies.
The accompanying notes are an integral part of these Consolidated Financial Statements.

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements
Note 1. Description of Business and Summary of Significant Accounting Policies
Organization and Description of Business
WEBTOON Entertainment Inc. (the “Parent”), together with its subsidiaries, (the “Company”, “we”, “us” or “our”), is a majority-owned subsidiary of NAVER Corporation (“NAVER”), and a leading online and web-comic platform service company. We provide hosting services for web-comics through both web and mobile applications and offer thousands of titles with episodes that are updated on a daily basis. We offer extensive and diverse genres of content, including fantasy, romance, and science fiction, on our platform. Platform refers to the various offerings through which we engage with users across diverse geographical markets including Korea, United States, Japan, Southeast Asia, and Europe.
Wattpad Corporation (“Wattpad”), together with its subsidiaries, is a global multi-platform entertainment company for original stories, content and advertising which became a wholly-owned subsidiary of NAVER and a sister entity of the Parent when it was acquired by NAVER on May 10, 2021. On December 1, 2022, Wattpad WEBTOON Studios Inc. (“WWS”), a newly-created and wholly-owned subsidiary of the Parent, entered into a purchase agreement with Wattpad pursuant to which WWS acquired Wattpad’s business related to the development of intellectual property (“IP”) into books, podcasts, movies and television productions (the “Studio Business”) for $15.4 million. The Studio Business consisted of 100% voting equity interest in Wattpad Studios Inc., a wholly-owned subsidiary of Wattpad, and certain assets and liabilities held by other subsidiaries of Wattpad. On June 1, 2023, the Parent entered into a stock contribution agreement with NAVER pursuant to which the Parent acquired 100% of the common shares of Wattpad in exchange for 413,482 shares of the common stock of the Parent (the “Wattpad Transfer”).
The Studio Business acquisition and Wattpad Transfer were accounted for as common control transactions in a manner similar to the pooling-of-interest method. Thus, the financial statements of the commonly controlled entities were combined, retrospectively, as if the transactions had occurred as of January 1, 2022.
On March 27, 2024, the Company’s board of directors approved a merger between Line Digital Frontier Corporation (“LDF”) and eBOOK Initiative Japan Co., Ltd. (“eBIJ”), to integrate the Company’s two wholly owned subsidiaries’ business and operations, with LDF as the surviving company (the “LDF-eBIJ Merger”). The effective date of the LDF-eBIJ Merger was September 1, 2024 and eBIJ was dissolved through an absorption-type merger under the applicable corporate laws in Japan.
Basis of Presentation
For the period prior to December 1, 2022, the accompanying financial statements and footnotes present the combined Parent consolidated and Wattpad consolidated financial information. For the period after December 1, 2022, the Studio Business financial information is presented as part of the Parent consolidated financial information and is combined with the remaining Wattpad consolidated financial information. For the period after June 1, 2023, Wattpad is presented as part of the Company consolidated financial information. These financial statements and footnotes are therefore referred to as “Consolidated Financial Statements” throughout. NAVER’s equity interest in Wattpad during the period preceding the Wattpad Transfer is reflected within “Group Equity” within the Consolidated Statements of Stockholders’ Equity and Group Equity. Upon completion of the Wattpad Transfer, the Company acquired NAVER’s equity interest in Wattpad and the Group Equity is no longer applicable.
On June 26, 2024, the Company filed an Amended and Restated Certificate of Incorporation (the “Amended Charter”) which effectuated a 30-for-1 forward stock split of its common stock and adjusted the par value of its common stock from $0.01 to $0.0001 on such date. Accordingly, all share and per share amounts presented in the Consolidated Financial Statements have been retroactively adjusted to reflect the stock split and change in par value for all periods presented. In lieu of issuing fractional shares, the Company opted to pay the holder thereof an amount in cash equal to the fair market value of such fractional share. The Amended Charter authorized 2,100,000,000 shares of capital stock, consisting of 2,000,000,000 shares of common stock, par value $0.0001 per share, and 100,000,000 shares of undesignated preferred stock, par value $0.0001 per share. No preferred stock was issued and outstanding as of December 31, 2024 and December 31, 2023.
On June 28, 2024, the Company completed its initial public offering (the “IPO”) in which it issued and sold 15,000,000 shares of its common stock at a public offering price of $21.00 per share. The Company received proceeds of approximately $281.7 million from the IPO, net of underwriting discounts and commissions of $22.1 million and offering

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements
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
Substantially concurrently with the closing of the IPO, the Company issued 2,380,952 shares of common stock to NAVER U.Hub Inc., a wholly-owned subsidiary of NAVER, at the public offering price of $21.00 per share for aggregate proceeds of $50.0 million. The sale of such shares to U.Hub is not registered under the Securities Act and these shares were subject to a 180-day lock-up agreement with the underwriters in connection with the offering. The underwriters did not receive any fees in connection with the sale of such shares.
Prior to the IPO, deferred offering costs, which consist of direct incremental legal, accounting, and other fees relating to the IPO, were capitalized in Other non-current assets on the Consolidated Balance Sheets. Upon completion of the IPO, all deferred offering costs were reclassified into stockholders’ equity as an offset against proceeds from the IPO. In addition, as of June 30, 2024, the Company had accrued a $30.0 million cash bonus that became due to the chief executive officer upon completion of the IPO. The bonus was paid out, less applicable payroll related taxes and expenses, in July 2024.
The following Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Our fiscal year ends on December 31. Dollar amounts presented in tables are shown in thousands of United States Dollars (in thousands of USD).
Changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary are accounted for as equity transactions (investments by owners and distributions to owners acting in their capacity as owners) with no gain or loss recognized in net loss or comprehensive loss. The carrying amount of any non-controlling interest is adjusted to reflect the change in a parent’s ownership interest in the subsidiary. Any difference between the fair value of the consideration received or paid and the amount by which the non-controlling interest is adjusted is recognized in equity attributable to the parent. All intercompany and intra-entity transactions and balances have been eliminated. The Consolidated Financial Statements for all periods presented included all the cost of doing business, including the expenses that represent services provided by NAVER to the Company and its subsidiaries. Such services under certain agreements are charged to the Company and its subsidiaries based on estimated cost allocation plus mark-up methodology, which management believes is approximating arm’s length costs. The Company believes the charges are reasonably calculated in accordance with SAB Topic 1 Q2. The amounts are billed to and paid for by the Company or its subsidiaries on a regular basis.
Change in Filer Status
Upon completion of the IPO, the Company ceased to be an “emerging growth company” (“EGC”), as defined in the Jumpstart our Business Startups Act of 2012 (“JOBS Act”), due to exceeding the annual gross revenue threshold. Accordingly, we may no longer take advantage of EGC-related reduced reporting requirements that delay the adoption of new or revised accounting standards that are otherwise applicable to public companies. As the Company has been a public company for less than twelve months and has not yet filed a Form 10-K, the Company complies with non-accelerated public company filer effective dates of adoption. The loss of EGC status did not have a significant impact on our Consolidated Financial Statements.
Use of Estimates
The preparation of Consolidated Financial Statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates relate primarily to determining the fair value of assets and liabilities acquired in business combinations, acquired intangible assets and goodwill, unit price of virtual currency in revenue recognition, deferred revenue, allowance for credit losses, evaluation of contingencies, deferred tax assets net of a valuation allowance, uncertain tax positions, the fair value of stock-based awards, the fair value of debt and equity securities and the fair value of reporting units for goodwill impairment testing. We based our estimates on historical experience and on various other

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements
assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates.
Segment Information
The Company operates as one operating segment which is also its reportable segment. Our Chief Executive Officer (“CEO”) is our Chief Operating Decision Maker (“CODM”), who assesses performance and makes resource allocations based on financial data presented on a consolidated basis. See Note 14. Segment and Geographic Information for more information related to the Company’s segment.
Foreign Currency
The functional currency of the Parent and reporting currency for the Company is U.S. dollars. The Korean won and the Japanese yen are the functional currencies of our major operating subsidiaries. The other subsidiaries predominantly utilize their local currencies as their functional currencies. Assets and liabilities of each subsidiary are translated into U.S. dollars at the exchange rate in effect at the end of each period. Revenue and expenses for these subsidiaries are translated into U.S. dollars using average rates that approximate those in effect during the period. Translation adjustments are included in Accumulated other comprehensive loss as a separate component of the Consolidated Statements of Stockholders’ Equity and Group Equity and in the effect of exchange rate changes on cash and cash equivalents in the Consolidated Statements of Cash Flows.
Revenue Recognition
The Company primarily generates revenue through its platform by providing users with access to Paid Content, and by providing advertising services on the platform. We recognize revenue when services are transferred to customers at the transaction price which considers estimated returns on promotional discounts and earned loyalty rewards. Revenue excludes amounts collected on behalf of third parties, such as value added taxes. Historical data is used to estimate returns, promotional discounts, and earned loyalty rewards using the expected value method. We include these amounts in the transaction price to the extent it is probable that a significant reversal of revenue will not occur and update our estimate of transaction price as additional information becomes available. For revenue contracts with multiple performance obligations, the transaction price is allocated to each performance obligation using the relative stand-alone selling price which is primarily determined based on the price charged to customers for sales on a stand-alone basis.
Paid Content Revenue
Paid Content revenue is recognized when the Company provides services that provide content to users through the platform. Content provided by the platform includes, but is not limited to, web-comics, movies, web-novels, and e-books. We have an obligation to upload and maintain content on the platform by contracting with creators and publishers to make the content available to our customers. On most of our offering, customers purchase access to content by first purchasing a virtual currency (such as Coins or Cookies) then redeeming such virtual currency for access to particular content. There are other offerings where content can be purchased directly with cash. For the majority of transactions, we have determined that we are the principal for services provided to users and recognize revenue gross of commissions payable to the creator or publisher. In cases where we have determined that we are an agent in the transaction, we recognize revenue net of amounts remitted to the creator or publisher. The determination of whether the Company is a principal or as an agent in Paid Content revenue transactions requires significant judgment and is based on an assessment of relevant accounting guidance and the arrangements the Company has in place with creators or publishers and end users. Key considerations in this determination include the Company’s ability to control access to, monetization of, and promotion of the content, as well as its responsibility for resolution of end user inquiries and complaints and its ability to establish the price of the content on the platform. The period of time the user can view the content varies depending on the platform and the terms of the arrangement with the user. We recognize Paid Content revenue over the estimated service period, which we determine based on the weighted average number of days between the first day the user can access the content and last day the user views the content, which varies by platform and is typically within one week. We believe this provides a reasonable depiction of the transfer of services.
Paid Content revenue also includes the sale of physical books from other publishers. The Company earns commissions on the sales of books to end users from merchants that sell their products through the Company’s offerings. For the majority of these transactions, the Company is not the seller of record, nor does it take control of the related

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements
inventory, which has led the Company to determine that it is an agent in these transactions. Accordingly, although the Company processes and collects the full payment on these transactions, it records revenue net of amounts remitted to the third party merchant when control transfers to the customer, generally at the time of product shipment from its facilities.
Advertising Revenue
We post advertisements on our websites and mobile applications and recognize revenue for advertising services. Advertising revenue is recognized at the point in time the advertisement is displayed or based on clicks, impressions, or end-user activity, which represents the point in time that control is transferred to the customer thereby completing our performance obligation. When the customer is an advertising agency, advertising revenue is comprised of the commission the Company earns for lending advertisement space to the advertising agency.
IP Adaptations
We internally develop IP Adaptations for films, streaming series, or other rich media format adaptations, the majority of which are commissioned for production by third party studios or streaming platforms. IP Adaptations revenue is recognized based on the terms of the contract with the customer and the determination of the Company’s performance obligation is dependent on which party has authority to make key creative decisions on the produced content. For IP Adaptations where the content is made to an individual customer specification such that the customer controls the output during the production process, the Company’s performance obligation is production services. Revenue and the associated costs of such contracts are recognized over time on a percentage of completion basis. For IP Adaptations where the Company controls the key creative decisions and output of the production process, its performance obligation is the sale of content to third-party studios and video-streaming platforms. Fixed payments for the content are recognized as revenue on a gross basis upon delivery and acceptance of the content or as sales-based royalties when sell-through sales of the content occur. IP Adaptations revenue also includes license fees generated from sub-licensing content to third parties for secondary media such as video game production. Content sub-licensing revenue is recognized when the Company brokers licensing arrangements between creators or publishers and other third-party platforms on a net commission basis as the Company is acting as an agent in these transactions.
IP Adaptations also include the sale of licensed merchandise under two types of arrangements. In one type of arrangement the Company acts as a principal in the sale of licensed merchandise, while in the other, the Company serves as an agent.
In Korea, the Company directly sells licensed merchandise to customers through digital storefronts, including the related-party NAVER platform and other e-commerce websites. The merchandise is manufactured by third parties in small batches to meet estimated demand or fulfill preorders. As the seller of record, the Company takes control of the relevant inventory prior to distribution, sets the merchandise price, and manages any after-sale issues including refund claims. Thus, the Company is considered a principal in this type of arrangement and recognizes revenues on a gross basis.
In other countries, the Company generates merchandise revenues by licensing IP to third parties who operate all aspects of the revenue stream, from manufacturing the products to maintaining the online merchandise store which operates under the WEBTOON brand. Licensing fees are determined by the contractual commission rate or fixed fee applied to the underlying sales of merchandise. In this type of arrangement, the Company is considered an agent as it is not the seller of record, nor does it take control of the related inventory. Accordingly, although the Company processes and collects the full payments on these transactions, the Company recognizes revenues net of the amounts remitted to the third-party merchant when control transfers to the customer, generally at the time of product shipment from its facilities.
Cost of Revenue
Cost of revenue primarily consists of the commission fees payable to content rights holders as well as other costs directly associated with the acquisition, licensing and production of content, such as payroll and related personnel expenses, amortization and production related costs. Cost of revenue also includes fees charged by payment gateway companies for processing payments on the offerings as well as platform fees payable to companies that provide consumers with the ability to download the mobile app through app stores (such as Google and Apple) or to third parties providing a platform hosting service.

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements
Marketing
Marketing expenses primarily consist of online and offline advertising and marketing program costs. Marketing expenses also include market research and public relations related expenses that support marketing activities. Advertising costs are expensed as incurred and total advertising expenses were $36.6 million, $28.3 million and $70.9 million for the years ended December 31, 2024, December 31, 2023, and December 31, 2022, respectively.
General and Administrative Expenses
General and administrative expenses include all our operating costs, excluding cost of revenue and marketing, as described above. More specifically, these expenses include costs related to operating and maintenance of our platform, general corporate function costs, and depreciation and amortization of non-operating assets.
Stock-Based Compensation
The Company accounts for stock-based employee compensation arrangements in accordance with U.S. GAAP which requires compensation expense for the grant-date fair value of equity-based awards to be recognized over the requisite service period. The Company determines the fair value of equity-based awards granted on the grant date using appropriate valuation techniques. Forfeitures are estimated using historical experience at the time of grant and revised in subsequent periods if actual forfeitures differ from initial estimate. See Note 11. Stock-Based Compensation for more information on the Company’s stock compensation plans.
Stock-Based Awards Issued to Employees of NAVER
The Company issues stock-based awards to employees of NAVER that do not render services to the Company. The Company measures the award based on the grant-date fair value and accounts for the awards as a dividend distribution to NAVER following the attribution principles of ASC 718.
Defined severance benefits
We accrue severance benefits for employees of our Korean subsidiaries. Pursuant to the Employee Retirement Benefit Security Act of Korea, eligible employees with one or more years of service are entitled to severance payments upon the termination of their employment based on their length of service and pay rate. We recognize the defined severance benefits in the Consolidated Balance Sheets with a corresponding adjustment to Consolidated Statements of Operations and Comprehensive Loss. The obligations are measured annually, or more frequently if there is a remeasurement event, based on our measurement date utilizing various actuarial assumptions and methodologies. We use certain assumptions including, but not limited to, the discount rates, salary growth rates, and certain employee-related factors, such as turnover, retirement age and mortality. We review our actuarial assumptions and make modifications to the assumptions based on current rates and trends when appropriate. We have adopted a policy of immediate recognition of actuarial gains and losses where any differences arising from the annual remeasurement is immediately charged in the period of the remeasurement within the Consolidated Statements of Operations and Comprehensive Loss as Other income (loss), net.
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based upon the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Our deferred tax assets are recorded net of valuation allowances when, based on the weight of available evidence, it is more likely than not that all or some portion of the recorded deferred tax assets will not be realized in future periods. The consolidated financial statements reflect the jurisdictional netting of deferred tax assets and liabilities within each tax jurisdiction. However, the tax footnote disclosures are presented on a gross basis, without netting across jurisdictions, to provide a detailed breakdown of deferred tax balances as required by the applicable accounting standards. Realization of our deferred tax assets is dependent on the generation of future taxable income. In considering the need for a valuation allowance, we consider our historical, as well as future projected taxable income, along with other positive and negative evidence in assessing the realizability of our deferred tax assets. Decreases to

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements
valuation allowances are recorded as reductions to our income tax expense and increases to valuation allowances result in additional expense for income taxes. We recognize and measure uncertain tax positions taken or expected to be taken in a tax return utilizing a two-step process. In the first step, recognition, we determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criteria. The tax position is measured at the largest amount of benefit that has a likelihood of greater than 50 percent of being realized upon ultimate settlement.
The Company does not record a deferred tax liability for the excess of the book basis over the tax basis of its investments in foreign subsidiaries to the extent that the basis difference meets the indefinite reversal criteria. These criteria are met if the Company has invested or will invest the undistributed earnings on the foreign subsidiaries indefinitely. The management’s intention is to invest the undistributed earnings on the foreign subsidiaries indefinitely. The decision as to the amount of undistributed earnings that the Company intends to maintain in non-U.S. subsidiaries takes into account various items, including, but not limited to, forecasts and budgets of financial needs of cash for working capital, liquidity plans, capital improvement programs, merger and acquisition plans, and planned loans to other non-U.S. subsidiaries.
Cash and Cash Equivalents
Cash and cash equivalents are short-term, highly liquid investments with original maturities of three months or less from the date of purchase and are mainly comprised of bank deposits.
Receivables, net of allowance for credit losses
Receivables, net of allowance for credit losses, are stated at their carrying value, net of allowance for credit losses based on lifetime expected losses. Receivable balances are primarily receivables due from payment gateway providers relating to sales processed for the Company’s online platform service business, as well as receivables from advertising activities, net of estimated allowances for credit losses. The Company estimates the allowance for credit losses based upon historical experience, the age and delinquency rates of receivables and the credit quality of the customers, as well as economic and regulatory conditions combined with reasonable and supportable management forecasts of collectibility and other economic factors over the lifetime of the receivables. The Company writes off accounts against the allowance for credit losses when they are deemed to be uncollectible. The total allowances for credit losses as of December 31, 2024, and December 31, 2023, were $3.4 million and $1.1 million, respectively. Credit loss expense is included in General and administrative expenses.
Reclassifications
Certain amounts reported for prior years have been reclassified to conform to the current year’s presentation.
Property and Equipment, net
Property and equipment, net is stated at historical cost, less accumulated depreciation. Property and equipment primarily include buildings, land, leasehold improvements, and information technology equipment. Depreciation expense is classified within General and administrative expenses in the Consolidated Statements of Operations and Comprehensive Loss. We compute depreciation using the straight-line method over the estimated useful lives of the assets. Maintenance and repairs are expensed as incurred.
Leases
We determine whether an arrangement is or contains a lease at contract inception. Leases with contractual terms greater than twelve months are classified as either operating or finance leases. Operating leases are recorded as operating lease right-of-use assets and operating lease liabilities on the Consolidated Balance Sheets. We elected to account for lease and non-lease components as a single lease component for all classes of assets and elected to not record leases with an initial term of twelve months or less on the Consolidated Balance Sheets. If the rate implicit in the Company’s leases is not readily determinable, we use our incremental borrowing rate based on the information available at the lease commencement date to determine the present value of lease payments over the lease term. When the Company has the option to extend the term or terminate the lease before the contractual expiration date, and it is reasonably certain that it will exercise the option, the Company considers these options in determining the lease term. The Company’s operating

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements
leases are comprised of leases of real estate and equipment that are typically entered into for a fixed term that may contain extension and termination options. Certain agreements have free rent periods or escalating rent payment provisions. Rent expense is recognized on a straight-line basis over the lease term. The Company subleases its properties, which are all classified as operating leases. Any sub-leasing revenue is classified as Other income (loss), net. The Company does not have any finance leases. See Note 8. Leases for further information.
Impairment of Long-lived Assets
Long-lived assets include property and equipment, trademarks, copyrights, patents, software, brand and other intangible assets with finite lives. Long-lived assets are not required to be tested for impairment annually, but rather whenever circumstances indicate that the carrying amount of the asset may not be recoverable. Conditions that may necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may indicate potential impairment. When the undiscounted future cash flows indicate the long-lived asset or asset group is not recoverable, any potential impairment loss is measured and recognized at the amount by which the carrying value exceeds its fair value.
See Note 6. Property and Equipment, net and Note 7. Goodwill, net and Intangible Assets, net for impairments recognized in the year ended December 31, 2024, December 31, 2023 and December 31, 2022.
Deferred Offering Costs
Deferred offering costs, consisting of legal, accounting advisory, and other fees and costs relating to the Company’s planned initial public offering are capitalized within Other current assets, net on the Consolidated Balance Sheets for the year ended December 31, 2023. Upon the closing of the initial public offering, the deferred offering costs in the amount of $11.2 million were offset against the proceeds received by the Company.
Change in Estimated Useful Lives of Intangible Assets
The Company conducts an annual review, at a minimum, of the estimated useful lives of its finite-lived intangible assets. This review indicates that the actual lives of certain intangible assets were shorter than the estimated useful lives over which such assets are amortized due to the abandonment of certain intangible assets that cease to be used. As a result, the Company recognized accelerated amortization expense for these intangible assets of $3.9 million, $2.5 million and $1.9 million for the years ended December 31, 2024, December 31, 2023, and December 31, 2022, respectively.
Fair Value Measurements
Certain financial instruments are required to be recorded at fair value. Other financial instruments, including cash and cash equivalents, are recorded at cost, which approximates fair value. Additionally, receivables, term deposits, accounts payable, and accrued expenses approximate fair value because of the short-term nature of these financial instruments. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. To increase the comparability of fair value measures, the following hierarchy prioritizes the inputs to valuation methodologies used to measure fair value:
Level 1 — Valuations based on quoted prices for identical assets and liabilities in active markets.
Level 2 — Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.
Level 3 — Valuations based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.
We measure the fair value of certain equity securities based on quoted prices in active markets for identical assets or liabilities. Other debt and equity securities are valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data.

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements
Fair Value Option
The Company elects to account for debt securities under the fair value option in accordance with ASC 825, Financial Instruments, (“ASC 825”). Under the fair value option, these debt securities are recognized at fair value at inception and change in fair value at each subsequent reporting date is recognized as a component of Other income (loss), net in the Consolidated Statements of Operations and Comprehensive Loss.
Equity Securities without Readily Determinable Fair Value
For equity securities without readily determinable fair value, securities are recorded at cost less impairment, and adjusted for subsequent observable price changes as of the date that an observable transaction takes place. The Company performs a qualitative assessment on a quarterly basis to determine if any observable price changes have occurred. If the qualitative assessment indicates that an observable price change has occurred for the same or similar security of the issuer, a gain or loss is recorded equal to the difference between the fair value and carrying value in the current period as a component of Other income (loss), net.
Loans
Typically, loans that do not meet the definition of a debt security, are stated at amortized cost, net of allowance for credit losses. We write off loans against the allowance for credit losses when they are deemed to be uncollectible. Refer to Receivables, net of allowance for credit losses in Note 1. Description of Business and Summary of Significant Accounting Policies for additional information on estimated credit losses for loan receivables.
Accrued interest receivable on loans is recorded in the Consolidated Balance Sheets in Other current assets, net. As of December 31, 2024 and December 31, 2023, accrued interest receivable was $0.7 million and $1.4 million, respectively.
Equity Method Investments
We apply the equity method to account for investments in which we have the ability to exercise significant influence, but not control, over the investee. There is a rebuttable presumption that an investor has significant influence when it owns more than 20% of the common stock of a corporation and more than 3% partnership interest in a partnership. This presumption may be overcome based on specific facts and circumstances that demonstrate the ability to exercise significant influence is restricted. We apply the equity method to investments in common stock. We record the investment at cost and subsequently increase or decrease the carrying amount of the investment by our proportionate share of the net earnings or losses and other comprehensive income of the investee. Basis differences between the cost of an equity method investment and the underlying equity in the intangible assets are amortized over the estimated economic useful life of the underlying intangible asset. We record dividends or other equity distributions as reductions in the carrying value of the investment. If net losses reduce our carrying amount to zero, additional net losses may reduce other investments in the same investee, if they exist. Such additional equity method losses, if any, are based upon the change in our claim on the investee’s book value.
Equity method investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company may estimate the fair value of its equity method investments by considering recent investee equity transactions, discounted cash flow analysis, recent operating results, comparable public company operating cash flow multiples and, in certain situations, balance sheet liquidation values. If the fair value of the investment has dropped below its carrying amount, management considers several factors when determining whether an other-than-temporary decline has occurred, such as the length of the time and the extent to which the estimated fair value or market value has been below the carrying value, the financial condition and the near-term prospects of the investee, the intent and ability of the Company to retain its investment in the investee for a period of time sufficient to allow for any anticipated recovery in market value, and general market conditions. The estimation of fair value and whether an other-than-temporary impairment has occurred requires the application of significant judgment and future results may vary from current assumptions. If declines in the value of the equity method investments are determined to be other-than-temporary, a loss is recorded in earnings in the current period as a component of Loss on equity method investment, net on the Consolidated Statements of Operations and Comprehensive Loss.

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements
Concentrations of Credit Risk
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash, cash equivalents, term deposits, receivables and loan receivables. We maintain cash deposits, cash equivalent balances with several financial institutions. Cash and cash equivalents may be withdrawn or redeemed on demand. We believe that these financial institutions that hold our cash, cash equivalents and term deposits are financially sound and, accordingly, minimal credit risk exists with respect to these balances. We extend credit to our customers, payment gateway companies and borrowers based on an evaluation of their ability to pay amounts due under contractual arrangement and generally do not obtain or require collateral.
Cash and cash equivalents, receivables and loan receivables are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with several financial institutions that management believes are of high credit quality.
The Company’s receivables include amounts concentrated with three payment gateway companies representing 54.9% and 49.6% of the total receivables balance as of December 31, 2024 and December 31, 2023, respectively. Three borrowers represent 89.0% and 96.6% of the total loan receivables balance as of December 31, 2024 and December 31, 2023, respectively.
There are no individual customers who account for more than 10% of total revenue for the years ended December 31, 2024, December 31, 2023, and December 31, 2022, or 10% or more of its receivables balance as of December 31, 2024 or December 31, 2023.
Business Combinations
We include the results of operations of the businesses that we acquire from the date of acquisition. We determine the fair value of the assets acquired and liabilities assumed based on their estimated fair values as of the respective date of acquisition. The excess purchase price over the fair values of identifiable assets and liabilities is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates including the selection of valuation methodologies, estimates of future revenue and cash flows, discount rates, and selection of comparable companies. Our estimates of fair value are based on assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. As a result, actual results may differ from estimates. During the measurement period, not to exceed one year from the date of acquisition, we may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill. At the conclusion of the measurement period, any subsequent adjustments are reflected in the Consolidated Statements of Operations and Comprehensive Loss. When we issue payments or grants of equity to selling stockholders in connection with an acquisition, we evaluate whether the payments or awards are compensatory. This evaluation includes whether cash payments or stock award vesting is contingent on the continued employment of the selling stockholder beyond the acquisition date. If continued employment is required for the cash to be paid or stock awards to vest, the award is treated as compensation for post-acquisition services and is recognized as compensation expense. Transaction costs associated with business combinations are expensed as incurred and are included in General and administrative expenses in our Consolidated Statements of Operations and Comprehensive Loss.
Variable Interest Entity
We determine at the inception of each arrangement whether an entity in which we have made an investment or in which we have other variable interests is considered a variable interest entity (“VIE”). We consolidate a VIE when we are the primary beneficiary (see Note 16. Related Parties and Variable Interest Entity). We are the primary beneficiary of a VIE when we have the power to direct activities that most significantly affect the economic performance of the VIE and have the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. If we are not the primary beneficiary in a VIE, we account for the investment or other variable interests in a VIE in accordance with applicable GAAP.
Periodically, we assess whether any changes in our interest or relationship with the entity affect our determination of whether the entity is a VIE and, if so, whether we are the primary beneficiary.

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements
Common Control Transactions
Assets and liabilities transferred in common control transactions are recognized at the historical cost of the ultimate parent of the entities under common control. In determining the receiving entity in common control transactions, the entity that first came under control of the ultimate parent is presented as the accounting receiving entity regardless of the legal form of the transaction. Any difference in the amount paid by the receiving entity versus the assets and liabilities transferred at the historical cost of the ultimate parent to the receiving entity is recorded as an adjustment to equity. Business combinations between entities under common control that result in a change in reporting entity are accounted for retrospectively for all periods presented as if the combination had been in effect since the inception of common control. Assets acquisitions between entities under common control are accounted for prospectively. When performing goodwill impairment testing during the period when common control transactions are retrospectively presented, we use the historical reporting unit structures of each of the respective common control entities. The reporting units are reassessed for goodwill impairment testing purposes at the time of the common control transaction to the extent any changes are made to the reporting units as a result of such common control transaction.
Goodwill and Indefinite-Lived Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. The Company evaluates goodwill and indefinite-lived intangible assets such as membership and intellectual property rights for impairment annually as of October 1, or earlier if an event or other circumstance indicates that it may not recover the carrying value of the asset. If the Company believes that, as a result of its qualitative assessment, it is more likely than not that the fair value of a reporting unit or other indefinite-lived intangible asset is greater than its carrying amount, a quantitative impairment test is not required.
Reporting units are businesses for which individual financial information is available. If a qualitative assessment indicates that it is more likely than not that the carrying value of a reporting unit goodwill or other indefinite-lived intangible asset exceeds its fair value, a quantitative impairment test is performed. The Company may elect to bypass this qualitative assessment for annual impairment evaluations as of October 1 for some or all of its reporting units and perform a quantitative test. If the carrying amount of the reporting unit exceeds the fair value of the reporting unit, an impairment charge is recorded for the amount by which the carrying amount exceeds the fair value, not to exceed the amount of goodwill recorded for that reporting unit. Application of the goodwill impairment test requires judgment based on market and operational conditions at the time of the evaluation, including management’s best estimates of the reporting unit’s future business activity and the related estimates and assumptions of future cash flows from the assets that include the associated goodwill.
In determining the fair value of the reporting units, management considers both the income approach and the market approach. Fair value is estimated using a discounted cash flow model (income valuation approach) based on projections of future years’ operating results and associated cash flows combined with comparable trading and transaction multiples based on guideline public companies. The calculated estimated fair value of the reporting unit reflects a number of significant management assumptions and estimates including the forecast of revenue growth, terminal growth rates, and discount rates. Changes in these assumptions could materially impact the estimated fair value.
The Company’s projections incorporate management’s best estimates of the expected future results, which include expectations related to new and retained business and future operating margins. Projected future cash flows are then discounted to present value using a discount rate management believes is commensurate with the risks inherent in the cash flows.
Basic and Diluted Losses per Share
The share numbers are retroactively stated for purposes of calculating weighted average number of shares outstanding for loss per share to reflect the outstanding shares of Wattpad as if the equity structure of the Parent (the accounting acquirer) was stated to reflect the number of shares of Wattpad (the accounting acquiree) issued in the common control transactions. Basic loss per share available to common stockholders is computed by dividing the net loss available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted loss per share is computed using the weighted-average number of shares of common stock and potentially dilutive potential common shares outstanding during the period. The dilutive loss per share impact of the subsidiaries is included in our numerator when calculating loss per share.

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements
Each reporting period, a measurement period adjustment is recorded to adjust the redeemable non-controlling interest to its maximum redemption amount with changes recorded in retained earnings (or Additional paid-in capital if the Company has an accumulated deficit) if such non-controlling interest is probable of being redeemed. Changes to redemption value will be reflected as a corresponding adjustment to the numerator for earnings (loss) per share. As of December 31, 2024, December 31, 2023, and December 31, 2022, no adjustments were made to redemption value or loss per share as the redeemable non-controlling interest was not probable of being redeemed.
Recent Accounting Pronouncements Adopted
In March 2023, the FASB issued ASU 2023-01, Leases (Topic 842), Common Control Arrangements, which clarifies the accounting for leasehold improvements associated with common control leases. This update is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. ASU 2023-01 became effective for us on January 1, 2024. The adoption of ASU 2023-01 did not have a material effect on our Consolidated Financial Statements.
In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures, which amends Topic 280 primarily through enhanced disclosures about significant segment expenses. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. ASU 2023-07 become effective for us on January 1, 2024, for fiscal years and January 1, 2025, for interim periods on a retrospective basis for all periods presented in the financial statements. We do not believe the impact of the new guidance and related codification improvements had a material impact to our financial position, results of operations and cash flows.
Recent Accounting Pronouncements Yet to Be Adopted
In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. ASU 2023-06 includes a number of amendments to clarify or improve disclosure and presentation requirements of a variety of topics in order to allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements and to align the requirements in the FASB accounting standard codification with the SEC’s regulations. The effective date for each amendment will be 2 years after the date on which the SEC’s removal of that related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. We are currently evaluating the impact of the adoption of this accounting pronouncement on our Consolidated Financial Statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes - Improvements to Income Tax Disclosures, which requires enhancements and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024, on a prospective basis and retrospective application is permitted. We are currently evaluating the impact of the adoption of this accounting pronouncement on our Consolidated Financial Statements.
In March 2024, the SEC adopted new rules that will require disclosures about climate-related risks that are reasonably likely to have a material impact on registrants’ business strategy, results of operations, or financial condition. The required information about climate-related risks will also include disclosure of a registrant’s greenhouse gas emissions. In addition, the rules will require registrants to present certain climate-related financial metrics in their audited financial statements. On April 4, 2024, the SEC determined to voluntarily stay the final rules pending certain legal challenges. We are currently evaluating the potential impact of these rules on our Consolidated Financial Statements and related disclosures.
In November 2024, the FASB issued Accounting Standards Update No. 2024-03, Income Statement (Topic 220): Disaggregation of Income Statement Expenses, which requires additional disclosures of certain amounts included in the expense captions presented on the Statement of Operations as well as disclosures about selling expenses. The ASU is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, and early adoption is permitted. The Company is currently evaluating the impacts of adopting this guidance on its financial statement disclosures.

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements
Note 2. Revenue
Disaggregation of Revenue
The following table shows revenues disaggregated by revenue stream for the years ended December 31, 2024, December 31, 2023, and December 31, 2022:

	Year Ended December 31,
	2024	2023	2022

	(in thousands of USD)
Paid Content	$1,083,026	$1,028,960	$851,871
Advertising	166,087	145,452	145,056
IP Adaptations	99,365	108,336	82,461
Total	$1,348,478	$1,282,748	$1,079,388

The revenue stream disaggregation above takes into consideration how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Paid Content revenue is generated from the provision of platform services that enable users to access content. Paid Content revenue also includes $10.9 million, $7.5 million and $8.6 million of physical book sales through the platform for the years ended December 31, 2024, December 31, 2023, and December 31, 2022, respectively. Advertising revenue represents amounts earned for the display of advertisements on our offerings or product placement within content. IP Adaptations include the internal development of film, streaming series, or other rich media format adaptations commissioned by third party studios or streaming platforms; the license fees generated by sublicensing content to third parties are $12.9 million, $11.5 million and $8.8 million in 2024, 2023 and 2022, respectively; as well as $15.1 million, $14.0 million and $7.3 million of merchandise sales generated through external platforms, IP royalties, and pop-up stores for the years ended December 31, 2024, December 31, 2023, and December 31, 2022, respectively.
The following table shows disaggregation of revenue by geography for the years ended December 31, 2024, December 31, 2023, and December 31, 2022:

	Year Ended December 31,
	2024	2023	2022

		(in thousands of USD)
Korea	$517,534	$566,368	$601,170
Japan	648,247	557,349	337,660
Rest of World	182,697	159,031	140,558
Total	$1,348,478	$1,282,748	$1,079,388
Paid Content revenue in the revenue disaggregation by geography above is based on the location of the Company’s customers at the time of sign-up as determined by the Company’s internal systems utilizing standard geolocation technology.
Contract Liabilities
Contract liabilities primarily include payments received for virtual currency prior to the Company satisfying its performance obligation to deliver content to the customer.
We recognized revenues of $70.4 million, $66.3 million and $48.1 million in 2024, 2023, and 2022, respectively, that were included within Contract liabilities on the Consolidated Balance Sheets as of the beginning of the respective year.

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements
As of December 31, 2024, December 31, 2023, and December 31, 2022, our remaining performance obligations were $85.9 million, $76.7 million, and $77.1 million, respectively, and we expect to recognize the entire amounts within one year of the respective year-end.
Note 3. Loss per share
For the years ended December 31, 2024, December 31, 2023, and December 31, 2022, for the purpose of calculating loss per share and as a result of the common control transaction as described in Note 1. Description of Business and Summary of Significant Accounting Policies the weighted-average number of shares used in the calculation reflects the outstanding shares of Wattpad as if the equity structure of the Parent (the accounting acquirer) was retroactively stated to reflect the number of shares issued in the Wattpad Transfer.
Basic loss per share is computed using the weighted-average number of outstanding shares of common stock during the period. Diluted loss per share is computed using the weighted average number of outstanding shares of common stock and, potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of incremental shares issuable upon the assumed exercise of stock options and vesting of the RSUs. For the years ended December 31, 2024, December 31, 2023, and December 31, 2022, the Company’s Korean subsidiaries each had outstanding stock options that will be settled in each respective subsidiary’s common shares. The numerator of the Company’s loss per share includes the Parent’s proportionate share of the diluted earnings (loss) per share impact of outstanding subsidiaries’ stock options.
The following table sets forth the computation of basic and diluted loss per share for the years ended December 31, 2024, December 31, 2023, and December 31, 2022:

	Year Ended December 31,
	2024	2023	2022

	(in thousands of USD, except share and per share data)
Basic loss per share:
Net loss attributable to WEBTOON Entertainment Inc.	$(143,905)	$(116,455)	$(129,871)
Add: allocation to subsidiary/equity method investee participating security[1]	123	210	—
Net loss available to WEBTOON Entertainment Inc.	$(143,782)	$(116,245)	$(129,871)
Shares used in computation:
Weighted-average common shares outstanding	119,231,997	109,505,150	106,501,020
Basic loss per share	$(1.21)	$(1.06)	$(1.22)
Diluted loss per share:
Net loss available to WEBTOON Entertainment Inc.	$(143,782)	$(116,245)	$(129,871)
Add: dilutive impact of subsidiary/equity method investee stock options	(9)	—	(21)
Diluted net loss available to WEBTOON Entertainment Inc.	$(143,791)	$(116,245)	$(129,892)
Shares used in computation:
Weighted-average common shares outstanding	119,231,997	109,505,150	106,501,020
Diluted loss per share	$(1.21)	$(1.06)	$(1.22)
______________
1.Represents net loss allocable to Jakga Company Inc. (“Jakga”) redeemable convertible preferred stock which is a participating security per ASC 260. Jakga became an equity method investee from a subsidiary when it was deconsolidated on March 28, 2024 (Refer to Note 17. Disposition and Business Combinations for additional information for Jakga disposition).
The following potentially dilutive outstanding securities were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements

	Year Ended December 31,
	2024	2023	2022
Stock options	10,932,250	10,883,310	9,085,080
Unvested RSUs	2,635,775	509,190	—
Subsidiary / equity method investee stock options	332,597	610,897	—
Total	13,900,622	12,003,397	9,085,080

Note 4. Other Income (Loss), net
The following table summarizes Other income (loss), net for the years ended December 31, 2024, December 31, 2023, and December 31, 2022:

	Year Ended December 31,
	2024	2023	2022

	(in thousands of USD)
Gain (loss) on debt and equity securities, net	$2,263	$(22,585)	$624
Loss on foreign currency, net	(2,103)	(7,590)	(12,035)
Retirement benefit, net	2,807	8,763	9,598
Dividend income	2,640	—	—
Other	1,689	(1,341)	2,750
Loss on disposal of investment in subsidiaries, net	(2,713)	(884)	—
Gain on right of use asset disposal, net	1,899	63	—
Total other income (loss), net	$6,482	$(23,574)	$937
Note 5. Balance Sheet Components and Assets Held for Sale
Assets Held for Sale
Major classes of assets held for sale as of December 31, 2023, are as follows:

	As of December 31, 2024	As of December 31, 2023
	(in thousands of USD)
Land	$—	$6,670
Building	—	157
Total assets held for sale	$—	$6,827
On October 1, 2023, the Company approved a plan to sell a building and land held by Jakga Company Inc. (“Jakga”), a Korean subsidiary. Jakga initially acquired the land and building for office use, but Jakga later decided against utilizing the property for this purpose, leading to their sale. The building and land were considered a single disposal group as they were intended to be sold in a single transaction. Upon approval of the plan, the building and land were classified as held for sale and measured at the lower of their aggregate carrying value or estimated aggregate fair value, less costs to sell. The Company recognized no write-down loss during the year ended December 31, 2023. No depreciation expense was recorded for the assets held for sale starting October 1, 2023 through December 31, 2023. The Company deconsolidated Jakga on March 28, 2024, and therefore was excluded from the scope of consolidation. Jakga completed the sale during the third quarter ended September 30, 2024. See Note 17. Dispositions and Business Combinations for further details on this disposition.

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements
There were no Assets Held for Sale as of the year ended December 31, 2024.
Prepaid Expenses and Other Current Assets, net

	As of December 31,
	2024	2023
	(in thousands of USD)
Advance payments, net	$47,545	$37,148
Prepaid expenses	14,008	17,045
Other current assets, net	6,902	8,411
Term deposits	26,328	19,875
Total other current assets, net	$94,783	$82,479
Advance payments are primarily comprised of the payment of minimum guarantees to creators or publishers for their provision of content, such as web-comics, on the Company’s platform.
The advance payments for production of film contents are directly related to the contract that will be used to satisfy a future performance obligation and are expected to be recovered. The Company’s balance of advance payments due to film production contracts are $35.1 million and $24.7 million, as of December 31, 2024, and December 31, 2023, respectively. These costs are amortized on a systematic basis consistent with the transfer of services to the customer to which the asset relates. The Company recorded amortization of $11.5 million, $8.0 million ,and $27.0 million during the years ended December 31, 2024, December 31, 2023, and December 31, 2022 respectively.
The advance payments for minimum guarantee are amortized as the associated commission expenses payable to creators or publishers are incurred. When the Company determines the estimated future commission expenses payable are less than the carrying amount of such advance payments, the remaining portion of that advance payment is charged to expense in the period in which such determination is made. The Company charged advance payments to expense due to such determination in the amounts of $0.2 million, $1.2 million, and $0.4 million for the years ended December 31, 2024, December 31, 2023, and December 31, 2022 respectively.
Other current assets, net, consist primarily of inventories, the current portion of leasehold deposits and contract asset. The allowances on short-term loans were immaterial to the Company’s consolidated balance sheets as of December 31, 2024, and December 31, 2023, respectively.
Term deposits are bank deposits held by Korean and Japanese subsidiaries of the Company with maturities of less than one year but more than three months. As of December 31, 2024, and December 31, 2023, the term deposit balance of $8.0 million and $7.1 million was pledged to Sumitomo Mitsui Banking Corporation as a compensating balance deposit on contract liabilities of the Company’s subsidiary in accordance with the Payment Services Act in Japan.
Other Non-Current Assets, net

	As of December 31,
	2024	2023

	(in thousands of USD)
Advance payments, net	$29,222	$29,181
Long-term loans, net	31,859	29,017
Other non-current assets, net	4,825	6,238
Total other non-current assets, net	$65,906	$64,436
Long-term advance payments represent the portion of advance payments expected to remain on the balance sheet beyond one year. When the Company determines the estimated future commission expenses payable are less than the

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements
carrying amount of the long-term advance payments, the remaining portion of that long-term advance payment is charged to expense in the period in which such determination is made. The Company’s balance of advance payments due to film production contracts are $8.5 million and $8.7 million, and charged long-term advance payments to expense due to such determination in the amounts of $6.9 million, $4.4 million and $14.5 million, for the years ended December 31, 2024, December 31, 2023, and December 31, 2022, respectively. The Company recorded amortization expense of $36.3 million, $64.2 million, and $8.4 million, and impairment loss of $0.4 million, $0.5 million and $0.5 million during the years ended December 31, 2024, and December 31, 2023, and December 31, 2022, respectively, for contracts related to film products.

Accrued Expenses
Accrued expenses as of December 31, 2024, and December 31, 2023, consisted of :

	As of December 31,
	2024	2023

	(in thousands of USD)
Accrued royalties	$21,201	$17,597
Accrued allowances	8,531	9,174
Accrued bonuses	14,987	18,407
Accrued other expenses	17,490	17,604
Total Accrued Expenses	$62,209	$62,782
Accrued royalties are liabilities recorded on an accrual basis for amounts to be paid to the content providers by the Company, and Accrued other expenses are liabilities recorded on an accrual basis for marketing and advertising expenses. Accrued allowances and Accrued bonuses are liabilities recorded on an accrual basis for labor expenses.
Note 6. Property and Equipment, net
Property and equipment, net consists of the following:

		As of December 31,
	Estimated Useful Lives (in years)	2024	2023

		(in thousands of USD)
Land	Indefinite	$108	$—
Buildings	40	170	—
Equipment	3-5	10,457	12,174
Leasehold improvements	Lesser of lease term or useful life	652	10,108
Construction in progress		82	—
Property and equipment		11,469	22,282
Less: Accumulated depreciation		(7,687)	(10,590)
Property and equipment, net		$3,782	$11,692
Depreciation expenses on property and equipment were $3.4 million, $3.8 million and $3.3 million for the years ended December 31, 2024, December 31, 2023, and December 31, 2022, respectively and were recorded within General and administrative expenses.

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements
Note 7. Goodwill, net and Intangible Assets, net
Intangible assets, net as of December 31, 2024 and December 31, 2023 consist of the following:

	As of December 31, 2024
	Estimated Useful Lives (in years)	Gross amount	Accumulated Amortization	Carrying amount

	(in thousands of USD)
Intangible assets with definite lives:
Brand	15	$133,837	$(27,565)	$106,272
Intellectual property rights	4-14	109,552	(50,270)	59,282
Software	5	41,290	(26,576)	14,714
Trademarks, copyrights, and patents	4.32-15	80	(41)	39
Intangible assets with indefinite lives:
Intellectual property rights	Indefinite	346	—	346
Membership	Indefinite	259	—	259
Total intangible assets		$285,364	$(104,452)	$180,912

	As of December 31, 2023
	Estimated Useful Lives (in years)	Gross amount	Accumulated Amortization	Carrying amount

	(in thousands of USD)
Intangible assets with definite lives:
Brand	15	$142,611	$(19,250)	$123,361
Intellectual property rights	10-14	107,254	(34,847)	72,407
Software	5	53,421	(30,710)	22,711
Trademarks, copyrights, and patents	4.32-15	415	(33)	382
Intangible assets with indefinite lives:
Intellectual property rights	Indefinite	346	—	346
Membership	Indefinite	295	—	295
Total intangible assets		$304,342	$(84,840)	$219,502
Intangible assets, other than goodwill, are initially recognized at cost and stated net of accumulated amortization. The amortization expense is recorded in General and administrative expenses or Cost of revenue in our Consolidated Statements of Operations and Comprehensive Loss, depending upon the nature of activities. Brands, software, trademarks, copyrights and patents are amortized on a straight-line basis over their estimated useful lives. Intellectual property rights consist of exclusive rights under contracts, customer relationships, and publishing rights. Intellectual property rights with definite lives are amortized over their economic useful lives or the period over which we have exclusive and unrestricted rights to the content under the contract on a straight-line basis, while intellectual property rights with perpetual exclusive rights are treated as indefinite-lived assets.
Amortization expense for intangible assets for the years ended December 31, 2024, December 31, 2023, and December 31, 2022, was $36.7 million, $34.5 million, and $31.5 million, respectively, which included the accelerated amortization expense for abandoned intellectual property rights of $3.9 million, $2.5 million, and $1.9 million, respectively.

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements
Intangible asset amortization expenses for the following five years are expected to be as follows:

Years Ended December 31,	(in thousands of USD)
2025	$32,306
2026	23,207
2027	15,430
2028	13,023
2029	13,023
Thereafter	83,318
Total intangible assets, net	$180,307
The changes in the carrying amount of goodwill for the years ended December 31, 2024 and December 31, 2023 are as follows:

	2024	2023

	(in thousands of USD)
Goodwill at January 1	$843,298	$884,052
Less: accumulated impairment losses	(64,122)	—
Goodwill, net at January 1	$779,176	$884,052

Goodwill Activity:
Foreign currency translation adjustments	(30,564)	(11,209)
Disposition, net	(13,594)	(30,255)
Impairments	(69,743)	(63,412)
Goodwill, net at December 31	$665,275	$779,176
Goodwill at December 31	$761,770	$843,298
Less: accumulated impairment losses*	(96,495)	(64,122)
Goodwill, net at December 31	$665,275	$779,176
______________
(*)Accumulated impairment losses include $101.4 million and $63.4 million of impairment charges for the years ended December 31, 2024 and December 31, 2023, respectively. Additionally, cumulative translation adjustments (“CTA”) resulted in a net reversal of $5.0 million for the year ended December 31, 2024, whereas a net charge of $0.7 million was recorded for the year ended December 31, 2023.
During 2024, the Company deconsolidated its reporting unit Jakga, which resulted in the Company derecognizing goodwill, net in the amount of $13.6 million, which consisted of goodwill of $44.3 million and accumulated impairment of $30.7 million. During 2023, the Company deconsolidated LOCUS which resulted in the Company derecognizing goodwill related to the reporting unit of $30.3 million (see Note 17. Disposition and Business Combinations). The Company is required to assess goodwill and any indefinite-lived intangible assets for impairment annually, or more frequently if circumstances indicate an impairment may have occurred.
For the years ended December 31, 2024, and December 31, 2023, the Company elected to bypass a qualitative assessment and performed a quantitative assessment to fulfill its annual goodwill impairment testing requirements under U.S. GAAP. The fair value of each reporting unit as of October 1, 2024, and October 1, 2023, respectively, was estimated using a discounted cash flow method with significant Level 3 inputs such as projected future cash flows, discount rate and terminal growth rate. The carrying values were based on each respective reporting unit’s net asset balance as of October 1, 2024, and October 1, 2023, respectively, and included directly attributable assets and liabilities, including goodwill.
The company recognized impairment loss on goodwill for Wattpad, Munpia, and WWS of $46.7 million, $20.3 million, and $2.7 million respectively, for the year ended December 31, 2024, as the carrying value of each reporting unit exceeded

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements
the fair value of the respective reporting unit. For Wattpad, strategic shifts toward an ad-based revenue model has not yet yielded significant revenue improvement, resulting in delayed profitability enhancement which contributed to the impairment of the reporting unit. For Munpia, structural changes in operations, workforce reduction, and project delays resulted in the underperformance in revenue growth which contributed to the impairment of the reporting unit. In the case of WWS, lower than expected operating profits and cash flows contributed to the impairment of the reporting unit.
The Company recognized impairment loss on goodwill for WWS, Munpia, and Jakga of $6.1 million, $25.6 million, and $31.7 million, respectively, for the year ended December 31, 2023, as the carrying value of each reporting unit exceeded the fair value of the respective reporting unit. For WWS, the delay in web-novel video production resulted in lower operating profits and cash flows than expected, leading to the impairment of the reporting unit. As for Munpia, operating profits and cash flows were lower than anticipated due to a delay in realizing synergies and returns from investments in content creation and IP Adaptations which were initiated as a vertical expansion from Munpia’s platform business, leading to the impairment of the reporting unit. In the case of Jakga, the postponement of releases for major works led to operating profits and cash flows that were lower than anticipated, leading to the impairment of the reporting unit.
Making estimates requires significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the Consolidated Financial Statements could change in the near term due to one or more future events. Changes in these estimates and assumptions could materially affect the fair value of the reporting units, potentially resulting in a non-cash impairment charge.
For the year ended December 31, 2022, the Company recognized no goodwill impairment.
Note 8. Leases
The Company engages in leasing arrangements that primarily involve office buildings, some of which are further subleased to third parties or related parties. The Company has not entered into any arrangements that include residual value guarantees for its leases. The Company has extension options for two lease offices, with extension periods of five years and one year, respectively; however, since the likelihood of extension is not reasonably certain, it is not reflected in the right-of-use assets and liabilities.
The components of lease expense for the years ended December 31, 2024, December 31, 2023, and December 31, 2022, are as follows:

	Year Ended December 31,
	2024	2023	2022

	(in thousands of USD)
Operating lease expense[1]	$10,446	$11,965	$10,988
Short-term lease expense	922	653	1,514
Total lease expense	$11,368	$12,618	$12,502
1.Includes operating lease expense of $5.5 million, $7.2 million, and $5.0 million related to NAVER for the years ended December 31, 2024, December 31, 2023, and December 31, 2022, respectively. See Note. 16 “Related Parties and Variable Interest Entity” for further details.
Lease expense is included within General and administrative expenses of the Consolidated Statements of Operations and Comprehensive Loss.

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements
Supplemental disclosure of cash flow information related to operating leases is as follows:

	As of December 31,
	2024	2023	2022

	(in thousands of USD)
Cash paid for amounts included in the measurement of operating lease liabilities	$9,035	$10,193	$10,018
Right-of-use assets obtained in exchange for operating lease liabilities	15,070	2,806	33,326
The following table presents the weighted average remaining lease terms and discount rates as of December 31, 2024 and December 31, 2023:

	As of December 31,
	2024	2023
Weighted-average remaining lease term	3.56 years	3.33 years
Weighted-average discount rate	4.49%	3.03%
The aggregate future lease payments for operating lease liabilities as of December 31, 2024 are as follows:

Year	(in thousands of USD)
2025	$6,313
2026	5,975
2027	4,242
2028	846
2029	479
Thereafter	1,168
Total future lease payments	19,023
Less: Imputed interest	(1,783)
Total	$17,240
The Company subleases a portion of its operating lease right-of-use assets for buildings. Total other income generated from subleases is $0.3 million, $0.6 million, and $0.7 million for the years ended December 31, 2024, December 31, 2023, and December 31, 2022, respectively, and is included within Other income (loss), net of the Consolidated Statements of Operations and Comprehensive Loss.
Note 9. Debt
Short-Term Borrowings
The carrying amounts of short-term borrowings as of December 31, 2024 and December 31, 2023 are as follows:

	Maturity Date	Interest rate(%)			As of December 31,
Lender				Interest type	2024	2023

					(in thousands of USD)
Industrial Bank of Korea Loan[1]	Jun-24	6.04	[3]	Floating rate	—	387
NW Media Loan[2]	Apr-24	1.35		Fixed rate	—	3,800
Total short-term borrowings					$—	$4,187

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements
______________
1.As of December 31, 2023, debt includes $0.4 million related to Jakga, which was derecognized from the Company’s Consolidated Financial Statements when the Company deconsolidated Jakga on March 28, 2024.
2.In April 2022, the Company received a loan of $3.9 million from NAVER that NAVER subsequently transferred to its subsidiary NW Media Contents, Inc. (“NWMC”) in June 2022. In March 2023, the maturity date of NW Media Loan was extended, and subsequently repaid in April 2024.
3.Calculated as the 3 month KORIBOR, which ranged from 3.43% - 4.03% plus 2.17% for the year ended December 31, 2023.

The weighted average interest rates on short term borrowings outstanding as of December 31, 2024 and December 31, 2023 are —% and 1.78%, respectively.
Long-Term Debt

	Maturity Date	Interest rate(%)			As of December 31,
Lender				Interest type	2024	2023

					(in thousands of USD)
KOSME Loan[1]	Feb-25	2.00		Fixed rate	—	30
KOSME Loan[1]	Aug-25	2.85	[2]	Floating rate	—	65
Total principal long-term debt					$—	$95
Less: current portion of long-term debt					—	(65)
Total long-term debt					$—	$30
______________

1.Korea Small and Medium-sized Enterprises and Startups Agency (“KOSME”).
2.Calculated as the KOSME policy rate, which was 2.90% and 2.90% - 3.20% for the years ended December 31, 2024 and December 31, 2023, respectively.
Revolving Credit Facility
In February and April 2022, the Company entered into one-year revolving credit facility arrangements with Shinhan Bank, KEB Hana Bank, and Kookmin Bank, where were further extended for an additional one-year period during the year ended December 31, 2023. During the year ended December 31, 2024, the revolving credit facility arrangements with Shinhan Bank and KEB Hana Bank were further extended for an additional one-year term. The revolving credit facilities provide collective available credits of $54.4 million and $62.0 million during the years December 31, 2024 and December 31, 2023, respectively. As of December 31, 2024 and December 31, 2023, the Company has not drawn any amounts from these facilities.
Note 10. Commitments and Contingencies
Contingencies
The Company records a loss contingency, consistent with ASC 450, when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company also discloses material contingencies when it believes a loss is not probable but reasonably possible. Accounting for contingencies requires us to use judgement related to both the likelihood of a loss and the estimate of the amount or range of loss.
Legal Proceedings
The Company is involved in a number of claims pending with various courts, or otherwise unresolved as of December 31, 2024 and December 31, 2023. Adverse results in these claims may include awards of damages and may also result in, or even compel a change in the Company’s business practices, which could materially impact the Company’s

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements
future financial results. The Company cannot determine the potential loss or a range of possible losses for cases in their initial stages or where there is an unclear and inconsistent interpretation of laws related to the industry-specific grievances across various jurisdictions. Though the outcome of pending lawsuits and claims cannot be anticipated with certainty, the Company does not expect adverse results from its pending lawsuits and claims, as of December 31, 2024, and December 31, 2023. The timing and outcome of ongoing legal proceedings are uncertain by nature. Therefore, while management deems the chance of a significant loss for all pending claims, whether asserted or unasserted, to be remote, the resolution of one or more of these legal matters against the Company during the same reporting period in excess of management’s projections could negatively impact the Company’s Consolidated Financial Statements for that reporting period.
Securities Litigation
On September 5, 2024, a purported stockholder filed a putative class action lawsuit against the Company, its directors, and the underwriters of the IPO in the federal court for the Central District of California, purportedly on behalf of all purchasers of shares of the Company’s common stock pursuant or traceable to the IPO Prospectus and the Company’s Registration Statement on Form S-1 (File No. 333-279863) relating to the IPO (the “Registration Statement”). The complaint alleges that the Registration Statement was materially false and misleading in violation of Sections 11 and 15 of the Securities Act of 1933. On October 10, 2024, the court ordered that the defendants are not required to answer or otherwise respond to the complaint, deferring any response until after the court rules on any motion by a purported class member to serve as lead plaintiff. On December 12, 2024, the court appointed a lead plaintiff and lead counsel. On February 3, 2025, the lead plaintiff filed an amended complaint, and on March 4, 2025, the Company, its directors, and the underwriters of the IPO moved to dismiss the amended complaint. The Company intends to defend this case vigorously. At this early state of the proceedings, the Company can neither predict the ultimate outcome of the litigation nor estimate any range of possible losses.
On November 15, 2024, a purported stockholder filed a shareholder derivative lawsuit against the Company’s directors, naming the Company as a nominal defendant, in the federal court for the Central District of California. The complaint focuses on the same allegations as the putative securities class action described above, including that the Company’s Registration Statement was materially false or misleading. The complaint includes claims for violations of Section 14 (a) of the Exchange Act, breach of fiduciary duties, and unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and contribution under Section 11(f) of the Securities Act of 1933, and the Section 31D of the Exchange Act of 1934. On January 13, 2025, by stipulation of the parties, the court ordered the shareholder derivative lawsuit stayed pending resolution of the Company’s motion to dismiss in the putative securities class action. At this early state of the proceedings, the Company can neither predict the ultimate outcome of the litigation nor estimate any range of possible losses.

Note 11. Stock-Based Compensation
2020 Equity Incentive Plan
In November 2020, the Company’s board of directors approved and adopted the 2020 Equity Incentive Plan (the “2020 Plan”) that was amended and restated in December 2021 (“First Amendment”), February 2023 (“Second Amendment”) and in November 2023 (“Third Amendment”). The 2020 Plan governs the terms for the granting of incentive stock options, non-statutory stock options and RSUs, to employees, consultants, and directors of the Company. The Company granted stock options that vest upon the satisfaction of both service-based and performance-based conditions and stock options that vest upon satisfaction of a service-based condition. In addition, the Company granted RSUs that vest upon the satisfaction of both service-based and performance-based conditions, RSUs that vest upon the satisfaction of either a service-based condition or a performance-based condition and RSUs that vest upon the satisfaction of a service-based condition. For the stock options and RSUs with the performance conditions satisfied upon the completion of the Company’s IPO, the Company recorded $48.6 million in stock-based compensation expense, consisting primarily of a cumulative catch-up adjustment related to such awards based on the full or partial fulfillment of requisite service periods. Unrecognized stock-based compensation expense related to these awards will be recorded over the remaining requisite service period. Under the 2020 Plan, 7,639,440 shares of the Company’s common stock reflecting 2024 stock split effect were initially reserved for grant. Options and RSUs under the 2020 Plan that expire or are forfeited, canceled, exchanged or repurchased are returned to the pool of shares of common stock available for issuance under the 2020 Plan. The maximum number of shares of the Company’s common stock issuable under the 2020 Plan is 19,288,192 shares. As of December 31, 2024, and December 31, 2023, the Company had 5,277,764 shares and 5,033,250 shares of common stock available for future issuance, respectively.

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements
2024 Omnibus Incentive Plan
In June 2024, the Company's board of directors adopted, and the stockholders approved, the 2024 Omnibus Incentive Plan ("2024 Plan"), which became effective on June 14, 2024. The Company initially reserved 10,950,515 shares of common stock for issuance under the 2024 Plan. Under the 2024 Plan, the number of common shares reserved will be increased by 5% or any such smaller number of shares as determined by the board of directors beginning on January 1, 2025 through January 1, 2034. Shares of the Company’s common stock subject to an award under the 2024 Plan shall again be made available for issuance or delivery under the 2024 Plan if such shares are (i) shares delivered, withheld or surrendered in payment of the exercise or purchase price of an award, (ii) shares delivered, withheld, or surrendered to satisfy any tax withholding obligation or (iii) shares subject to a stock-settled award that expires or is canceled, forfeited or terminated without issuance of the full number of shares to which the award related. The 2024 Plan provides for the granting of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, other share-based awards, other cash-based awards, substitute awards, and performance awards to employees, consultants, executives, and directors. As of December 31, 2024, the Company had 10,818,583 shares of common stock available for future issuance, under the 2024 Plan.
Stock options
The Company’s stock options are granted with exercise prices equal to the estimated fair value of common stock at the date of grant. For stock options that vest only upon the satisfaction of both service and performance-based vesting conditions with cliff vesting at the end of the requisite service period (all of which were granted prior to the completion of the Company’s IPO), the Company recognizes stock-based compensation expense over the requisite service period when the performance condition is deemed probable or met. Such pre-IPO options vest on the third anniversary of the grant date, subject to the recipient remaining an employee of the Company and the performance-based condition was satisfied upon the completion of the Company's IPO. Options with only a service-based condition generally vest quarterly over three years from the vesting start date, subject to the recipient remaining an employee of the Company at each vesting date. Stock options issued under the 2020 Plan expire eight years from the grant date. As of December 31, 2024, the total unrecognized compensation expense related to unvested stock options was $12.39 million and is expected to be recognized over the remaining weighted-average service period of 1.62 years using the straight-line method, net of estimated forfeitures.
The table below summarizes the Company’s stock option activity:

(in thousands of USD, except unit price)	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance as of January 1, 2024	10,883,310	$14.18	5.8	$75,758
Granted	241,920	22.45
Forfeited	125,490	16.67
Exercised	67,489	11.05		252
Balance as of December 31, 2024	10,932,251	$14.36	4.9	$19,163
Options vested and expected to vest as of December 31, 2024	10,790,203	$14.27	4.3	19,163
Options exercisable as of December 31, 2024	8,381,081	$11.45	4.1	19,163

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements
The fair value of the Company’s stock options was estimated using a Black-Scholes option pricing model on the grant date based on the following assumptions:

	2024	2023	2022
Weighted-average expected term	5.5 years	4.9 years	5.5 years
Weighted-average expected volatility	34.60%	34.15%	31.50%
Expected dividend yield	—	—	—
Risk-free interest rate	3.85%-4.52%	4.15%-4.62%	3.85%
Weighted-average grant-date fair value	$9.04	$7.94	$11.81
All stock options were granted prior to the completion of the Company’s IPO. As the Company was privately held prior to its IPO and did not have trading history for the Company’s common stock, the expected price volatility for the Company’s common stock was estimated by taking the average historical price volatility for industry peers that also served as benchmark references in the Company’s common stock valuations. The expected term is the midpoint between the end of the requisite service period and the contractual term of the award. The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the options for each option group. The Company utilized a dividend yield of zero, as it had no history or plan of declaring dividends on its common stock.
Restricted Stock Units
The Company granted (i)under the 2020 Plan RSUs with both a service- and performance-based condition, RSUs that vest upon satisfaction of a service-based condition or a performance-based condition, and RSUs that vest upon a service-based condition and (ii) under the 2024 Plan, RSUs that vest upon a service-based condition. RSUs generally time-vest over one to four years from the vesting start date, subject to the recipient remaining an employee of the Company at each vesting date. For RSUs subject to a performance-based condition, the performance condition was satisfied upon the completion of the Company's IPO. The RSUs carry dividend-equivalent rights during the vesting period which is accrued over the vesting period if the Company declares any dividends. Dividend equivalents are subject to the same vesting conditions applicable to the underlying RSUs and the dividend-equivalent rights are forfeited in the event the recipient is no longer an employee on the vesting date. The accrued dividend is paid upon vesting of the RSUs. As of December 31, 2024, no dividends were declared.
As of December 31, 2024, the total unrecognized compensation expense related to unvested RSUs was $28.8 million and is expected to be recognized over the remaining weighted-average service period of 2.45 years using the straight-line method and graded-vesting methods, as appropriate, net of estimated forfeitures. The total fair value of RSUs vested during the year ended December 31, 2024 was $6.6 million. No RSUs vested during the years ended December 31, 2023 and 2022.
The table below summarizes the Company’s RSU activity:

(in USD per unit)	Number of RSUs	Weighted Average Grant-Date Fair Value
Balance as of January 1, 2024	509,192	$20.34
Granted	2,783,197	22.06
Forfeited	(149,769)	22.50
Released	(506,845)	20.53
Balance as of December 31, 2024	2,635,775	$22.00

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements

A summary of compensation expenses for all stock-based payment arrangements recognized in Cost of revenue, Marketing and General and administrative expense on our Consolidated Statements of Operations and Comprehensive Loss is as follows:

	Year Ended December 31,
	2024	2023	2022

	(in thousands of USD)
Cost of revenue	$10,561	$1,196	$4,093
Marketing	1,575	444	277
General and administrative expenses	75,243	6,705	47
Total	$87,379	$8,345	$4,417
Note 12. Income Taxes
The Company is subject to U.S. federal and various state corporate income taxes as well as taxes in foreign jurisdictions where foreign subsidiaries have been established.
Loss before income tax expense for the years ended December 31, 2024, December 31, 2023 and December 31, 2022 is as follows:

		As of December 31,
	2024	2023	2022

	(in thousands of USD)
U.S.	$(92,622)	$(26,780)	$(78,571)
Korea	26,166	(10,850)	66,575
Other	(82,852)	(95,123)	(106,158)
Loss before income tax expense	$(149,308)	$(132,753)	$(118,154)
The components of income tax expense for the years ended December 31, 2024, December 31, 2023 and December 31, 2022 consist of the following:

	As of December 31,
	2024	2023	2022

	(in thousands of USD)
Current income tax expense:
U.S.	$3,444	$150	$104
Korea	23,074	25,881	20,322
Other	1,790	1,816	19
Uncertain tax position liability (Korea)	(169)	(268)	1,069
Total current income tax expense	28,139	27,579	21,514
Deferred income tax expense:
Korea	(5,673)	(13,156)	1,121
Other	(18,862)	(2,417)	(8,266)
Total deferred income tax expense	(24,535)	(15,573)	(7,145)
Total income tax expense	$3,604	$12,006	$14,369
Effective tax rate	(2.41)%	(9.04)%	(12.16)%

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements
The Company’s effective tax rate is (2.41%) for the year ended December 31, 2024. The Company’s current tax expenses are primarily attributable to the taxable income generated by the Parent and its Korean and Japanese subsidiaries, WTEK, Studio N, Munpia, Studio Lico, and LDF. The current income tax expense incurred by the Parent is primarily due to the limitation of foreign tax credit utilization for the year ended December 31, 2024. Other current income tax expenses incurred by Korean and Japanese subsidiaries are primarily due to taxable profits incurred as well as $8.0 million of foreign withholding taxes paid by WTEK in Japan. The Company continues to maintain a full valuation allowance against its deferred tax assets for the majority of its subsidiaries, which contributed to the negative effective tax rate. A full valuation allowance is maintained against deferred tax assets for the Parent where the majority of deferred tax benefits from its foreign tax credits are not recognized.
The effective date of the LDF-eBIJ merger was September 1, 2024. eBIJ, a profit-making entity, had net deferred tax liabilities at the date of merger, which resulted in LDF partially releasing its valuation allowance. A $17.0 million deferred tax benefit is primarily attributable to the release of valuation allowance related to the LDF-eBIJ merger.
The Company’s effective tax rate for the year ended December 31, 2024 differs from the federal statutory rate of 21.00% due to the tax benefits not recognized as a result of a full valuation allowance established by the Company and most of its foreign subsidiaries.
The Company’s effective tax rate for the year ended December 31, 2023 is (9.04%) which differs from the federal statutory rate of 21.00% due to the tax benefits not recognized as a result of a full valuation allowance established by the Company and most of its foreign subsidiaries.
The Company’s effective tax rate for the year ended December 31, 2022 is (12.16%) which differs from the federal statutory rate of 21.00% due to the tax benefits not recognized as a result of a full valuation allowance established by the Company and most of its foreign subsidiaries.

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements
The reconciliation of taxes at the federal statutory rate of 21.00% to our income tax expense for the years ended December 31, 2024, December 31, 2023 and December 31, 2022 is as follows:

	2024	2023	2022

	(in thousands of USD)
Provision computed at federal statutory rate	$(31,355)	$(27,878)	$(24,812)
State income taxes, net of federal effect	1,006	150	104
Difference in foreign tax rates	1,406	(6,317)	(6,420)
Permanent differences:
Capital gain on sale of business[1]	—	—	(1,413)
Foreign tax	(1,681)	(1,145)	(972)
Branch (loss) income[2]	(16,834)	(13,987)	1,488
Non-deductible interest expense	489	1,038	410
Non-deductible stock compensation	6,500	1	1,058
Disallowed deduction of covered employee compensation[3]	15,680	—	—
Disavowed deduction addback[4]	10,290	—	—
Global intangible low taxed income[5]	3,899	—	—
Investment in subsidiaries	3,993	1,784	85
Impairment of goodwill[6]	13,618	13,317	—
Disposition of LOCUS[7]	—	5,355	—
Other permanent differences	1,105	850	444
Other tax credits	(534)	(47)	(412)
Withholding tax[8]	7,969	5,479	4,768
Foreign currency translation adjustments on deferred tax	7,734	699	1,692
Taxation on foreign currency translation gains or losses[9]	(13,256)	—	—
Change in valuation allowance	(7,198)	26,465	38,612
Uncertain tax positions liability	(169)	(268)	1,069
Tax audit payment[10]	—	7,044	—
Other	942	(534)	(1,332)
Income tax expense	$3,604	$12,006	$14,369
______________
1.Wattpad reported a capital gain in its Canadian tax return for the year ended December 31, 2022, from the sale of its studio business to WWS. The capital gain is only 50% taxable for Canadian tax purposes. As such, 50% of capital gain was deductible as a permanent difference.
2.For the years ended December 31, 2024, December 31, 2023 and December 31, 2022, a permanent difference of $(16.8) million, $(14.0) million and $1.5 million, respectively, were included as branch (loss)/income. The branch loss of $16.8 million for the year ended December 31, 2024, represents the tax effect on $20.7 million of accounting income and $21.2 million of foreign tax credits generated by WTEK. The branch loss of $14.0 million for the year ended December 31, 2023, represents the tax effect on $4.6 million of accounting loss and $13.0 million of foreign tax credits generated by WTEK. The branch income of $1.5 million for the year ended December 31, 2022, represents the tax effect on $73.3 million of accounting income and $13.9 million of foreign tax credits generated by WTEK. The foreign tax credits include income taxes paid in Korea and withholding taxes paid in various countries by WTEK, which are adjusted for the effect of changes in foreign tax credits in connection with the future reversal of the deferred taxes recorded under the Korean tax laws.
3.Internal Revenue Code (“IRC”) Section 162(m) limits the deductible compensation paid to covered employees of publicly traded companies, which includes the CEO and CFO, to $1 million per covered employee per year. The Company has disallowed total cash and equity compensation of $74.7 million for the year ended December 31, 2024.

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements
4.IRC Section 59A levies a tax on certain qualifying large corporations that have deductions with respect to amounts paid or accrued to foreign related parties that are 3% or more of their total deductions (“base erosion percentage”). A taxpayer may elect to waive such deductions to reduce their base erosion percentage below the 3% threshold. For the year ended December 31, 2024, the Company has waived approximately $49.0 million of deductions.
5.IRC Section 951A requires a U.S. taxpayer to include income from its Controlled Foreign Corporations (“CFCs”) as Global Intangible Low Tax Income (“GILTI”) in computing U.S. taxable income. The section allows for a special deduction up to 50% of the income inclusion. The Company has GILTI inclusion of $18.6 million net of deductions for the year ended December 31, 2024.
6.The Company recognized impairment loss on goodwill for Wattpad, Munpia, and WWS of $46.7 million, $20.3 million, and $2.7 million respectively, for the year ended December 31, 2024. The Company recognized impairment loss on goodwill for WWS, Munpia, and Jakga of $6.1 million, $25.6 million, and $31.7 million, respectively, for the year ended December 31, 2023. The impairment loss was recognized as the carrying value of each reporting unit exceeded the fair value of the respective reporting unit. None of the goodwill generated from business combinations structured as a sale/purchase of stock was tax deductible and thus, the impairment of goodwill for book purpose for Wattpad, WWS, Munpia, and Jakga has been added back as permanent difference.
7.On June 27, 2023, the Company sold part of its voting interest in LOCUS, decreasing its ownership to 39.2%. This resulted in the deconsolidation of LOCUS and its subsidiaries. $5.4 million of net DTA of LOCUS was removed upon deconsolidation. Since LOCUS had recorded a full valuation allowance, there was a change in the valuation allowance of $(5.4) million upon deconsolidation and no tax expense or benefit was recognized upon deconsolidation.
8.WTEK has received royalty income from various foreign entities and has paid withholding taxes on such income.
9.On December 11, 2024, the US Treasury and IRS released final regulations under IRC Section 987 and related rules, which are effective on December 10, 2024, and generally apply to taxable years beginning after December 31, 2024. For the year-ended December 31, 2024, WTEK is the only Section 987 qualified business unit (“QBU”) of the Company whose functional currency is non-USD. The Company has calculated pre-transition loss of $63.1 million based on the rules prescribed in the final regulations.
10.In December 2022, the Korean National Tax Service (“KNTS”) initiated a regular tax audit for WTEK covering tax years 2020 and 2021. The tax assessment primarily relates to the disallowance of losses on a disposition of the Parent’s shares in 2020. The assessment also includes a deemed distribution from a disproportionate capital increase of its investment in an affiliate and the disallowance of research and development credits. WTEK did not appeal the assessment result and settled the tax payment in May 2023.

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements
Deferred tax assets (liabilities) as of December 31, 2024 and December 31, 2023 consist of the following:

	2024	2023

	(in thousands of USD)
Deferred tax assets:
Stock compensation	$4,991	$594
Accrued expenses	9,701	7,893
Operating lease liabilities	5,253	10,680
Property and equipment	47	594
Intangible assets	7,565	7,218
Valuation of investment	9,307	7,039
Provision for retirement benefits	6,437	7,126
Bad debt allowance	3,266	1,628
Unearned revenue	10,792	8,642
Taxation on foreign currency translation gains or losses	13,830	—
Capitalization of specified research	7,392	4,462
Net operating loss carry-forwards	62,360	69,675
Tax credits	24,940	27,890
Others	662	2,128
Subtotal deferred tax assets	166,543	155,569
Less: Valuation allowance	(125,648)	(131,524)
Total deferred tax assets	$40,895	$24,045
Deferred tax liabilities:
Operating lease right -of-use assets	(4,459)	(9,889)
Foreign currency translation	(1,805)	(21)
Deferred gain on restructuring	(322)	(995)
Intangible assets	(46,988)	(50,229)
Total deferred tax liabilities	(53,574)	(61,134)
Net deferred tax liabilities	$(12,679)	$(37,089)

Changes in the valuation allowance for deferred tax assets for the years ended December 31, 2024, December 31, 2023 and December 31, 2022 are as follows:

	2024	2023	2022

	(in thousands of USD)
Beginning balance	$131,524	$105,345	$66,733
Disposition of LOCUS	—	(5,355)	—
Changes to existing valuation allowances	5,167	32,246	41,443
Valuation allowance release	(16,987)	—	(1,135)
Taxation on foreign currency translation gains or losses	13,830	—	—
Translation adjustments	(7,886)	(712)	(1,696)
Valuation allowance, balance at the ending	$125,648	$131,524	$105,345

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements
As of December 31, 2024, December 31, 2023, and December 31, 2022, the Company recorded a valuation allowance of $125.6 million, $131.5 million and $105.3 million, respectively, on its deferred tax assets related to temporary differences, taxation on foreign currency translation gains or losses, NOL carry-forwards and foreign tax credits. The changes to existing valuation allowances for the year ended December 31, 2024 were primarily attributable to the release of valuation allowance due to the LDF-eBIJ merger.
The changes to existing valuation allowances for the year ended December 31, 2023 were primarily attributable the increase in outside basis differences of investments at the Company level and NOLs incurred by the Canadian and Japanese subsidiaries for which the Company has recorded a full valuation allowance and a valuation allowance release of $5.4 million from the deconsolidation of LOCUS.
The changes to existing valuation allowances for the year ended December 31, 2022 were primarily attributable to the increased foreign tax credit at the Company level and NOLs incurred by the Canadian and Japanese subsidiaries for which the Company has recorded a full valuation allowance and a valuation allowance release of $1.1 million from the Company’s subsidiary in Korea, Studio N, since it was determined that it was more likely than not that the deferred tax assets at these subsidiaries will be realizable based on the current prospects of their future taxable income.
The Company makes an ongoing assessment of our deferred tax assets for recoverability considering historical profitability, projected future taxable income, the expected timing of the reversals of existing temporary differences, expiration of foreign tax credit and NOL carry-forwards and tax planning strategies. The Company will continue to evaluate the ability to realize our net deferred tax assets on an ongoing basis to identify whether any significant changes in circumstances or assumptions have occurred that could materially affect the ability to realize deferred tax assets.
Net operating loss carryforwards as of December 31, 2024 and December 31, 2023 follows:

	2024	2023

	(in thousands of USD)
Net operating loss carry-forwards	$208,021	$225,426
As of December 31, 2024, the Company had $208.0 million of NOL carry-forwards available to offset future taxable income, of which $18.8 million, $103.4 million and $85.4 million are associated with the Company’s Korean, Japanese and Canadian subsidiaries, respectively. NOLs from our Japanese subsidiary begin to expire from 2031 through 2033 and NOLs from Canadian subsidiaries begin to expire from 2041 through 2044. The remaining NOLs mainly related to the Company and its Korean subsidiaries which expire at various years through 2038. The Company also has U.S. foreign tax credit carry-forwards of approximately $37.0 million as of December 31, 2024, which begin to expire from 2030 through 2034.
As of December 31, 2023, the Company had $225.4 million of NOL carry-forwards available to offset future taxable income, of which $135.8 million and $70.4 million are associated with the Company’s Japanese and Canadian subsidiaries, respectively.
Uncertainty in Income Taxes

The changes to our gross unrecognized tax benefits are as follows:

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements

	2024	2023	2022

	(in thousands of USD)
Unrecognized tax benefits, balance at the beginning	$268	$1,074	$—
Disposition in LOCUS	—	(87)	—
Additions based on tax positions related to the current year	—	93	1,069
Settlement for tax positions of prior years	—	(413)	—
Lapse of statute of limitations	(169)	(361)	—
Translation adjustments	(21)	(38)	5
Unrecognized tax benefits, balance at the ending	$78	$268	$1,074
We are subject to income taxes in the U.S. and foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. The total amount of gross unrecognized tax benefits was $78 thousand, $268 thousand, and $1.1 million as of December 31, 2024, 2023, and 2022, respectively, of which $78 thousand, $268 thousand, and $1.1 million, if recognized, would affect our effective tax rate, respectively.
As of December 31, 2024 and 2023, we accrued $10 thousand and $43 thousand in interest and penalties in provision for income taxes, respectively.
The Company and its subsidiaries file income tax returns in the U.S., Korea, Japan, and Canada. The Company and its subsidiaries are subject to examinations by tax authorities of these jurisdictions for all open tax years. The open tax years for the company’s major tax jurisdictions are 2021 through 2024 for the U.S., 2020 through 2024 for Canada, 2018 through 2024 for Japan, and 2019 through 2024 for Korea.
The Company is currently under examination by local taxing authorities in the United States and in Canada. The Company has not identified additional uncertain tax positions during the audits. We continue to monitor the progress of ongoing discussions with tax authorities.
The Company is currently unaware of any uncertain tax positions that could result in significant additional payments, accruals, or other material deviations from this estimate over the next 12 months.
Note 13. Retirement Benefits
Defined severance benefits
Changes in Defined severance benefits are as follows:

	2024	2023

	(in thousands of USD)
Beginning balance, January 1	$24,316	$31,132
Current service costs	6,532	8,026
Interest expense	1,279	1,509
Actuarial gain	(4,086)	(10,272)
Payments from plans	(1,026)	(1,157)
Transfer in/out	70	(1,480)
Disposition[1]	—	(2,897)
Cumulative effects of foreign currency translation	(4,054)	(545)
Ending balance, December 31	$23,031	$24,316
Current	$1,001	$955
Non-current	$22,030	$23,361
______________

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements
1.This relates to the disposition of Korean subsidiaries during 2023 (LOCUS, and SIDUS).
Changes in plan assets are as follows:

	2024	2023

	(in thousands of USD)
Beginning balance, January 1	$—	$428
Payments to plans	—	18
Disposition[1]	—	(439)
Cumulative effects of foreign currency translation	—	(7)
Ending balance, December 31	$—	$—
______________

1.This relates to the removal of plan assets due to the disposition of a Korean subsidiary during 2023 (SIDUS).
Our provision for retirement benefits is as follows:

	As of December 31,
	2024	2023

	(in thousands of USD)
Defined benefit liabilities	$23,031	$24,316
Plan assets	—	—
Provision for Defined severance benefits	$23,031	$24,316
Net periodic cost consists of the following:

	As of December 31,
	2024	2023	2022

	(in thousands of USD)
Current service costs	$6,532	$8,026	$9,306
Interest expense	1,279	1,509	1,229
Actuarial loss (gain)	(4,086)	(10,272)	(10,827)
Net periodic benefit income	$3,725	$(737)	$(292)
The principal actuarial assumptions used to determine defined severance benefits were as follows:

	As of December 31,
	2024			2023
Discount rates	3.71%	—	4.74%	4.81%	—	5.95%
Salary growth rates	4.00%	—	9.63%	5.00%	—	10.31%
The principal actuarial assumptions used to determine the net periodic income were as follows:

	As of December 31,
	2024			2023
Discount rates	4.81%	—	5.95%	5.28%	—	6.14%
Salary growth rates	5.00%	—	10.31%	4.00%	—	12.16%

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements
The expected maturity analysis of undiscounted defined severance benefits as of December 31, 2024 is as follows:

Defined severance benefits
(in thousands of USD)
Less than 1 year	$1,139
Between 1 - 2 years	1,392
Between 2 - 5 years	4,541
Over 5 years	236,536
Total	$243,608
Defined severance contribution
During the years ended December 31, 2024, December 31, 2023, and December 31, 2022, we recognized expense of $2.7 million, $2.3 million and $1.2 million, respectively. Of the expense recognized in the years ended December 31, 2024, December 31, 2023, and December 31, 2022, $— million, $— million, and $0.2 million, respectively, was attributable to business combinations.
Note 14. Segment and Geographic Information
Segment Information
The Company operates as one reportable segment, which derives its revenue from paid content, advertising, and IP adaptations revenue streams. Our chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM reviews financial information presented on a consolidated basis for the purposes of allocating resources and evaluating financial performance. The CODM manages the Company as a consolidated ecosystem because the revenue streams are interrelated, and resources are shared.

The CODM uses net income (loss) as reported in our Consolidated Statements of Operations and Comprehensive Loss to assess performance and allocate resources such as employees and capital expenditures. Additionally, the net income (loss) is used to monitor trends in year-over-year or quarter-over-quarter performance comparisons and to compare actual results to forecasts.
The CODM receives and reviews expenses included in segment operating performance regularly. However, the CODM reviews general and administrative expenses on a more disaggregated basis to ensure the resources are in line with its business and operating needs.
The measure of segment revenue and assets are reported on the Consolidated Statements of Operations and Comprehensive Loss as total sales and the Consolidated Balance Sheets as total assets, respectively.
All intercompany and intra-entity transactions and balances have been eliminated.

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements
The following table presents reportable segment profit and loss, including significant expense categories, attributable to the Company’s reportable segment for the periods presented:

	Year Ended December 31,
	2024	2023	2022
	(in thousands of USD)
Revenue	$1,348,478	$1,282,748	$1,079,388
Less:
Cost of revenue	1,009,410	987,258	806,377
Marketing	107,783	121,086	180,002
General and administrative expenses - labor related	129,705	94,397	105,315
General and administrative expenses - non-labor related	202,279	116,365	102,413
Interest income	(15,820)	(3,009)	(1,166)
Interest expense	45	79	844
Loss on equity method investment, net	1,123	12,339	4,694
Goodwill - impairment losses	69,743	63,412	—
Other loss (income), net	(6,482)	23,574	(937)
Income tax expense	3,604	12,006	14,369
Net Loss	$(152,912)	$(144,759)	$(132,523)

Geographic Information
Refer to Note 2. Revenue for revenues by location. The Company’s long-lived tangible assets as well as the Company’s operating lease right-of-use assets recognized on the Consolidated Balance Sheets, are located as follows:

	As of December 31,
	2024	2023

	(in thousands of USD)
Korea	$17,465	$35,702
Japan	182	923
Rest of World	2,784	4,539
Total long-lived tangible assets and operating lease right-of-use assets	$20,431	$41,164
Note 15. Fair Value Measurements
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Note 1. Description of Business and Summary of Significant Accounting Policies should be read in conjunction with the information outlined below.

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements
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
The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of December 31, 2024 and December 31, 2023. These ranges do not represent a range of values for any single instrument. For example, the lowest discount rate for a particular redeemable convertible preferred stock investment may be appropriate for valuing that specific debt security but may not be appropriate for valuing any other debt securities in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Amount	Valuation Techniques	Significant Unobservable Inputs	Range of Significant Unobservable Inputs
As of December 31, 2024
Debt Securities
Redeemable Convertible Preferred Stock	$48,142	Option Pricing model	Discount rate	9.01%-21.94%
			Volatility	41.60%-66.30%
Total	$48,142
Equity Securities
Redeemable Convertible Preferred Stock	$15,000	Measurement alternative
Contribution to investment fund	506	Measurement alternative
Private equity securities	51	Measurement alternative
Convertible Preferred Stock	5,477	Option Pricing model	Discount rate	3.00%-16.71%
			Volatility	44.96%-50.60%
Simple Agreement For Future Equity (SAFE)	1,000	Measurement alternative
Total	$22,034

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements

Level 3 Instruments	Amount	Valuation Techniques	Significant Unobservable Inputs	Range of Significant Unobservable Inputs
As of December 31, 2023
Debt Securities
Redeemable Convertible Preferred Stock	$48,277	Option Pricing model	Discount rate	9.82%-23.71%
			Volatility	33.50%-65.39%
Total	$48,277

Equity Securities
Redeemable Convertible Preferred Stock	$15,000	Measurement alternative
Contribution to investment fund	574	Measurement alternative
Private equity securities	857	Measurement alternative
Convertible Preferred Stock	8,152	Option Pricing model	Discount rate	4.41%-18.26%
			Volatility	40.50%-49.60%
Convertible Preferred Stock	2,264	Measurement alternative
Total	$26,847
______________

As noted above, the binomial optional pricing model was used in the determination of fair value of Level 3 assets as of December 31, 2024 and December 31, 2023. The significant unobservable inputs used in the binomial option pricing model are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments.
The following tables present a summary of the Company’s assets categorized within the fair value hierarchy as of December 31, 2024 and December 31, 2023:

	As of December 31, 2024
	(in thousands of USD)
	Level 1	Level 2	Level 3	Total
Equity Securities	$2	$—	$22,034	$22,036
Debt Securities	—	—	48,142	48,142
Total recorded at fair value	$2	$—	$70,176	$70,178

	As of December 31, 2023
	(in thousands of USD)
	Level 1	Level 2	Level 3	Total
Equity Securities	$16,109	$—	$26,847	$42,956
Debt Securities	—	—	48,277	48,277
Total recorded at fair value	$16,109	$—	$75,124	$91,233
The Level 1 equity securities relate to a contribution to investments in public equity securities that have readily determinable fair values.
The Level 3 equity securities relate to the Company’s investments in privately held companies through the purchase of convertible preferred stock, private equity securities, Simple Agreement For Future Equity (SAFE), contribution to

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements
investment fund and redeemable convertible preferred stock. For these equity securities, the Company does not have the ability to exercise significant influence on the investee, and therefore accounts for them as equity securities under ASC Topic 321, Investments in Equity Securities.
The Level 3 debt securities relate to the Company’s investments in privately held companies through the purchase of redeemable convertible preferred stock that meet the definition of a debt security.
The below tables present a summary of changes in fair value of Level 1 and Level 3 assets by investment type (in thousands of USD):

	Year Ended December 31, 2024
	Level 1	Level 3
	Equity Securities	Equity Securities	Debt Securities
Beginning balance, January 1	$16,109	$26,847	$48,277
Purchases	—	1,000	—
Business disposition	—	(776)	6,522
Net unrealized gain (loss)	3,351	(949)	(81)
Sales and settlement	—	(2,713)	(19)
Reclassification[1]	(18,702)	—	—
Currency translation differences	(756)	(1,375)	(6,557)
Ending balance, December 31	$2	$22,034	$48,142

	Year Ended December 31, 2023
	Level 1	Level 3
	Equity Securities	Equity Securities	Debt Securities
Beginning balance, January 1	$8,680	$31,672	$68,787
Purchases	7,596	46	1,059
Consolidation inclusion	—	(1,630)	2,323
Net unrealized gain (loss)	394	(2,918)	(20,154)
Sales and settlement	—	—	(2,337)
Reclassification[1]	19	(19)	—
Currency translation differences	(580)	(304)	(1,401)
Ending balance, December 31	$16,109	$26,847	$48,277
1Relates to reclassification of Celsys, which was an equity security as of December 31, 2023, and became an equity method investee as the Company acquired the right to appoint directors during 2024.

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements

Note 16. Related Parties and Variable Interest Entity
The Company’s Related Parties
NAVER and LY Corporation (“LY”, and formerly named Z Holdings Corporation) are the primary shareholders of the Parent. Related parties include NAVER’s controlled affiliates, Company’s management, Company directors, and stakeholders that hold significant influence over the Company. During the years ended December 31, 2024 and December 31, 2023, the Company provided advertising services to NAVER group companies and LY giving rise to related party receivables as of December 31, 2024 and December 31, 2023. Additionally, during the years ended December 31, 2024 and December 31, 2023, the Company received brand-usage and outsourcing services from NAVER and LY, which resulted in the Company recognizing related party payables as of December 31, 2024 and December 31, 2023.
During the year ended December 31, 2024, and December 31, 2023, the Company received payment gateway services from NAVER group companies and LY group companies, which resulted in the Company recognizing related party receivables as of December 31, 2024, and December 31, 2023. During the year ended December 31, 2024, and December 31, 2023, the Company published content provided by various content providers over which the Company exercised significant influence and are considered as related parties. The Company recognized cost of revenue, other assets and accounts payable as of December 31, 2024, and December 31, 2023.
During the year ended December 31, 2022, the Company received a short-term loan of $30.4 million from NAVER that was repaid during the year ended December 31, 2023.
In March 2022, the Company started leasing office space from NAVER. Operating lease expenses from the lease were $5.5 million, $7.2 million and $5.0 million during the years ended December 31, 2024, December 31, 2023 and December 31, 2022, respectively, with related lease obligations of $13.0 million and $21.3 million as of December 31, 2024 and December 31, 2023, respectively. The Company paid a rental security deposit of $2.4 million related to a new office during the year ended December 31, 2024. The Company also subleases part of its office space to other related parties and the total other income generated from subleases was $0.3 million and $0.6 million for the years ended December 31, 2024 and December 31, 2023, respectively.
In April 2022, Studio N, the Company’s subsidiary received the NW Media Loan from NAVER, which was transferred to its subsidiary NWMC in June 2022. The NW Media Loan was extended for additional one-year in March 2023. The loan was fully repaid in April 2024. (Refer to Note 9. Debt for additional information for NW Media Loan).
In February 2023, the Company issued a one-year loan to its related party, NAVER WEBTOON Company Corporation, for $11.6 million with a fixed interest rate of 5.26%. In February 2024 the loan was extended for an additional one-year with a fixed interest rate of 4.6%. In February 2025, the loan was once again extended for an additional year.
In September 2023, LDF and LY entered into an Agreement of Termination and Transfer of Coin Issuance Operation pursuant to which LY transferred the coin issuance operation to LDF. Prior to the transfer of the coin issuance operation, the Coins redeemable on the platform operated by LDF had been issued by LY to the users. With the transfer of the coin issuance operation, the Coins redeemable on the platform operated by LDF have been issued by LDF. Upon the transfer of the coin issuance operation, LDF inherited unused balances of the Coins issued by LY in the amount of $12.1 million. In September 2023, LDF received cash from LY in the amount of $12.1 million for the unused balances of the Coins inherited by LDF.
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
On September 1, 2024, the merger between LDF and eBIJ became effective, following approval by the Company’s Board of Directors on March 27, 2024. Under the applicable corporate laws of Japan, eBIJ was merged into LDF through an absorption-type merger, with LDF as the surviving entity. Prior to this, eBIJ had been receiving reimbursements from Yahoo for certain costs and expenses incurred under its platform service agreement. The reimbursed amounts primarily related to platform service fees, marketing-related expenses, and other outsourcing fees. However, in the fourth quarter of 2023, Yahoo merged with Line, forming LY, resulting in these transactions being classified as related party transactions for

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements
financial reporting purposes. Following the merger of LDF and eBIJ in September 2024, the recipient of these reimbursements transitioned from eBIJ to LDF. For the years ended December 31, 2024, and December 31, 2023, LDF received total gross reimbursements of $24.0 million and $4.5 million, respectively, which is deducting $11.0 million and $1.8 million for cost of revenue, $10.3 million and $2.1 million for marketing, and $2.7 million and $0.6 million for general and administrative expenses, respectively.
Related Party Transactions and Balances
The Company entered into the following significant related party transactions during the periods presented:

	Year Ended December 31,
	2024	2023	2022

	(in thousands of USD)
Revenue generated	$72,228	$78,698	$54,422
Cost of revenue incurred[1]	96,498	22,412	14,848
Marketing expenses incurred (cost reimbursed)[2]	(7,691)	203	574
General and administrative expenses incurred[3]	32,478	30,945	30,194
Other income, net	3,592	4,761	614
NAVER Loan repaid	—	—	(30,416)
NW Media Loan received	—	—	3,867
NW Media Loan repaid	(3,638)	—	—
Loan receivable provided	—	11,633	158
Loan receivable received	(204)	—	—
______________

1.All expenses are net amounts including reimbursement from its related parties.

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements
The Company had the following significant balances due from and due to related parties as of December 31, 2024 and December 31, 2023:

	As of December 31,
	2024	2023

	(in thousands of USD)
Due from related parties
Receivables	$59,495	$63,723
Other current assets	9,258	—
Other non-current assets	3,569	4,243
Loan receivables	28,503	11,633
Due to related parties
Current portion of operating lease liabilities	3,506	6,426
Long-term operating lease liabilities	9,519	14,852
NW Media Loan	—	3,800
Accounts payables	17,173	6,713
Accrued expenses	5,562	—
Contract liabilities	—	16,160
Other	3	243

Variable Interest Entity
In August 2023, WWS, the Company’s wholly-owned subsidiary, entered into a Limited Partnership Agreement with NWMC, a wholly-owned subsidiary of NAVER and a sister company of WEBTOON, to establish Bootcamp Limited Partnership (“Bootcamp”) pursuant to Limited Partnerships Act of the Province of Ontario, Canada. Bootcamp distributes a film produced by GPM Boot Productions Inc. which is a film adaptation of a web-novel titled Boot Camp published on our platform.
WWS is the general partner (“GP”) of Bootcamp and manages as well as makes all operating decisions over Bootcamp and receives a 1.0% variable interest management fee based on contributed capital. NWMC is the sole limited partner (“LP”) and has no unilateral participating or kick-out rights over the GP. Bootcamp is a VIE over which WWS is the primary beneficiary because the LP with the equity at risk is not able to exercise substantive kick-out rights or participating rights and WWS has the obligation to absorb losses and right to receive benefits that could potentially be significant to Bootcamp. Accordingly, we consolidated Bootcamp into the Consolidated Financial Statements.
Note 17. Disposition and Business Combinations
Jakga
On March 28, 2024, the Company entered into a stock transfer agreement with a third party (the “Buyer”), pursuant to which the Buyer agreed to acquire 0.3% of Jakga voting interests from the Company. The Company completed the sale for consideration of $0.1 million in cash. On the same day, Jakga entered into a share investment agreement with another third party, pursuant to which Jakga issued new shares of redeemable convertible preferred stock representing 3.5% of the voting equity interest of Jakga. Following the completion of the stock transfer agreement and the share investment agreement, the Company entered into a shareholder’s agreement to forgo its ability to appoint a member on Jakga’s board of directors to divest Jakga. The stock transfer agreement, share investment agreement, and shareholder’s agreement (collectively, the “Jakga Transactions”) resulted in a dilution of the Company’s ownership to 49.2% and losing controlling financial interest in Jakga. The Company deconsolidated Jakga on March 28, 2024 and accounted for the retained common stock as an equity method investment and the retained redeemable convertible preferred stock as a debt security (see additional details related to the redeemable preferred stock in Note 15. Fair Value Measurements). Jakga became a related party of the Company after the deconsolidation. As of the disposition date, the retained common stock and redeemable convertible preferred stock in Jakga were measured at fair value using a discounted cash flow model applying a discount rate of 15.1% and a terminal growth rate of 1.0% incorporating historical financial information, business plans of Jakga,

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements
and market outlook information. The Company recorded a $2.5 million loss on disposition of Jakga in Other income (loss), net in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2024. The loss includes the accounting for assets sold, liabilities transferred upon sale and the loss of $2.1 million relating to the remeasurement of the retained interest in Jakga.
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
LOCUS
On June 2, 2023, the Company entered into stock transfer agreements with two unrelated parties, (the “Buyers”) pursuant to which the Buyers agreed to collectively acquire 14.4% of LOCUS voting interests from the Company. On June 27, 2023, the Company completed the sale for an aggregate consideration of $5.0 million in cash. As a result of the sale, the voting interest of LOCUS held by the Company decreased from 53.6% to 39.2% and the Company no longer held a controlling financial interest in LOCUS, and deconsolidated LOCUS and its subsidiaries on June 27, 2023 and recognized the retained non-controlling interest in LOCUS as an equity method investment. LOCUS and its subsidiaries became related parties of the Company after the deconsolidation.
As of the disposition date, the retained interest in LOCUS was measured at fair value using a discounted cash flow model applying a discount rate of 16.0% and a terminal growth rate of 1.0% incorporating historical financial information, business plans of LOCUS and its subsidiaries, and market outlook information. The Company recorded a $0.8 million loss on sale of the 14.4% of the voting interests of LOCUS in Other income (loss), net in the Company’s Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2023. The loss includes the accounting for assets sold, liabilities transferred upon sale and the gain of $0.6 million relating to the remeasurement of the retained interest in LOCUS.
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

Fiscal Year 2022 Business Combinations
Munpia
On February 9, 2022, the Company acquired a controlling financial interest in Munpia and its subsidiaries, located in Korea that operate a web-novel offering on which online users can read, write and share web-novels. This acquisition allows the Company to strengthen its content pool. The Company entered into a Share Purchase Agreement in September 2021 pursuant to which the Company acquired 20.2% of the shares of Munpia in October 2021 for $51.2 million in cash

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements
and accounted for the investment using the equity method. On February 9, 2022, the Company acquired additional shares of Munpia from Premier in exchange for a partial settlement of an outstanding loan with Premier (Premier Loan) of $91.3 million.
As of the acquisition date, the previously held equity method investment and non-controlling interests including redeemable non-controlling interests were measured at fair values using a discounted cash flow model applying a discount rate of 13.6% and a terminal growth rate of 1.0% incorporating historical financial information, the business plans of the target, and market outlook information. As a result of the remeasurement of the previously held equity method investment, the Company recognized a gain of $0.1 million in Other income (loss), net in the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2022.
Jakga
On July 5, 2022, the Company acquired a controlling financial interest in Jakga, a professional agency for web-novel writers, to enhance the Company’s existing product offerings. The Company initially acquired shares of redeemable preferred stock of Jakga representing 25.9% of the voting equity interests in November 2020. The Company acquired additional shares of common stock representing 10.0% of the voting equity interests in October 2021, redeemable preferred stock representing 5.4% of the voting equity interests in March 2022 and common stock representing 5.0% of the voting equity interests in July 2022. The common stock and preferred stock were accounted for as an equity method investment and a debt security, respectively. The Company paid $1.7 million in cash for the acquisition of additional shares on July 5, 2022 which increased the voting equity interests in Jakga held by the Company to 50.4%. The acquisition was considered a step acquisition and accounted for under the acquisition method.
As of the acquisition date, the previously held equity method investment and debt security and non-controlling interests were measured at fair value using a discounted cash flow model applying a discount rate of 14.9% and a terminal growth rate of 1.0% incorporating historical financial information, business plans of the target, and market outlook information. As a result of the remeasurement of the previously held equity method investment and debt security, the Company recognized a gain of $2.6 million in Other income (loss), net in the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2022.
eBIJ
On March 31, 2022, the Company acquired a controlling financial interest in eBOOK Initiative Japan Co., Ltd., an online service for eBooks in Japan to strengthen its competitiveness in web-comic and web-novel business in Japan. The Company initially acquired 33.9% of the shares of eBIJ in November 2021. The shares were accounted for as an equity method investment. On March 31, 2022 the Company paid $52.5 million in cash and exchanged its own common stock with fair value of $70.9 million to acquire additional shares of eBIJ which increased the shares of eBIJ held by the Company to 100.0%. Given the acquisition date fair value of eBIJ is more reliably measurable than the Company’s common stock exchanged, the $70.9 million fair value of the Company’s common stock exchanged was determined based on the public trading value before the tender offer. The cash consideration transferred is included in “Acquisitions of businesses, net of cash acquired” in investing activities of the Consolidated Statements of Cash Flows. The acquisition was considered a step acquisition and accounted for under the acquisition method.
On March 31, 2022, in conjunction with the acquisition of a controlling financial interest in eBIJ by Company, eBIJ entered into an Amendment to Business Partnership Agreement for Electronic Book Business with a former stockholder pursuant to which the terms of a preexisting arrangement with the former stockholder were modified. The modified arrangement includes the payments to the former stockholder based on a percentage of eBIJ’s future revenues, payable until the Company completes an initial public offering, which represents contingent consideration in the business combination that is considered as an assumed liability. ASC Topic 805 requires that contingent consideration classified as a liability to be recognized at fair value on the acquisition date and be re-measured each reporting period with subsequent adjustments recognized in the Consolidated Statements of Operations and Comprehensive Loss. We estimate the fair value of contingent consideration liabilities using an income-based valuation methodology that is calculated by weighting the cash flow from payments to the former stockholder by the annual probability of an initial public offering success, discounted using weighted average cost of capital. At the acquisition date on March 31, 2022, contingent consideration presented as other non-current liability totaled $13.9 million.

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements
The fair value of the previously held equity method investment at acquisition date represents 33.9% of implied enterprise value of eBIJ amounting to $72.6 million that was determined using a discounted cash flow model incorporating historical financial information, business plans of the target, and market outlook information. As a result of the remeasurement of the previously held equity method investment, the Company recognized a loss of $11.9 million in Other income (loss), net in the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2022.
LOCUS
On March 31, 2022, the Company acquired 53.6% of LOCUS and its subsidiaries, a 3D animation and visual special effects production company. This acquisition allows the Company to build an intellectual property value chain, including visualization of the Company’s web-comics and web-novel intellectual property. The fair value of the purchase consideration was $23.2 million paid in cash at closing which is reflected in “Acquisitions of businesses, net of cash acquired” under investing activities in the Consolidated Statements of Cash Flows. The acquisition was accounted for under the acquisition method.
JHS
On August 22, 2022, Munpia, a partially-owned subsidiary of the Parent, acquired a controlling financial interest in Studio JHS Inc. (“JHS”), a web-novel and web-comics content creator. This acquisition allows the Company to expand its business and create synergies in the market. WTEK, a subsidiary of the Parent and the parent company of Munpia, initially acquired 35.0% of the shares of JHS in August 2018. The shares of JHS were initially accounted for as an equity method investment. In June 2022, Munpia entered into a Stock Exchange Agreement with JHS pursuant to which Munpia acquired 100.0% of the shares of JHS, including the shares held by WTEK, in exchange for the issuance of 1,263,119 shares of Munpia to the shareholders of JHS, including 442,112 shares to WTEK, on August 22, 2022. The acquisition was considered a step acquisition and accounted for under the acquisition method.
As of the acquisition date, 821,007 shares of Munpia newly issued to the shareholders of JHS was measured at a contracted exchange ratio was estimated to be fair value based on a valuation performed with the assistance of a third party firm in May 2022 using a range of values under using a discounted cash flow model applying a discount rate of 13.8% and terminal growth rate of 1.0% incorporating historical financial information, business plans of Munpia, and market outlook information. Also, as of the acquisition date, the previously held equity method investment by the Company (i.e., 35.0% of the shares of JHS previously held by WTEK) was valued with the assistance of a third party valuation firm using a discounted cash flow model applying a discount rate of 13.8% and terminal growth rate of 1.0% incorporating historical financial information, business plans of JHS, and market outlook information. As a result of the remeasurement of the previously held equity method investment, the Company recognized a gain of $9.9 million in Other income (loss), net in the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2022.

Note 18. Equity Method Investments
The Company accounts for investments using the equity method when the Company can exercise significant influence over operating and financial policies, but does not hold a controlling interest in the investee. Equity method investments as of December 31, 2024 and December 31, 2023 are as follows:

	As of December 31,
	2024	2023

	(in thousands of USD)
Equity method investments in affiliates	$75,708	$60,894
Joint venture	2,960	3,328
Total	$78,668	$64,222

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements
The Company’s proportionate share of net income (loss) resulting from these investments is reported under the line item captioned Loss on equity method investments, net in our Consolidated Statements of Operations and Comprehensive Loss. The following tables summarize revenues for the years ended December 31, 2024 and December 31, 2023:

	2024	2023	2022

	(in thousands of USD)
Equity method investments in affiliates	$(342)	$(11,887)	$(4,603)
Joint venture	(781)	(452)	(91)
Total	$(1,123)	$(12,339)	$(4,694)
The carrying value of our equity method investments is reported under the line item captioned Equity method investments in the Consolidated Balance Sheets. The following table summarizes the change in the balance of the Company’s equity method investment:

	2024	2023

	(in thousands of USD)
Balance at January 1	$64,222	$76,806
Additions	9,068	14,056
Disposals	(5,938)	(11,517)
Other than temporary impairment losses	(3,566)	(13,460)
Valuation gain, net	2,443	972
Reclassification[1]	21,820	—
Share of other comprehensive income	(94)	(906)
Currency translation differences	(9,287)	(1,729)
Balance at December 31	$78,668	$64,222

1Relates to reclassification of Celsys, which was an equity security as of December 31, 2023, and became an equity method investee as the Company acquired the right to appoint directors during 2024, and Jakga, which was a subsidiary at December 31, 2023, and became an equity method investee in 2024 as a result of a partial disposition of the Company’s investment in Jakga.
Investments in affiliates and joint ventures that are accounted for under the equity method are as follows:

	2024	2023
Purple Duck Co.[1]	76.92%	49.20%
Jakga Company Inc.[2]	26.46%	51.30%
Studio Toon Corp.[3]	49.00%	49.00%
Studio White[3]	40.01%	—%
AtoZ	26.67%	26.67%
Namu Actors[4]	20.00%	—%
Ylab[5]	9.32%	9.56%
Celsys, Inc.[6]	10.13%	9.80%
No9 Inc.[7]	9.10%	—%
LOCUS	22.04%	22.41%
Others[8]	1.60% – 41.50%	5.56% – 49.15%
______________
1.In 2024, the Company obtained a majority stake in Purple Duck Co. but continues to apply the equity method due to contractual limitations on significant influence.

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements
2.Jakga was a subsidiary as at December 31, 2023, and became an equity method investee in 2024 as a result of a partial disposition of the Company’s investment in Jakga.
3.Studio Toon Corp. and Studio White are joint ventures.
4.The Company classified Namu Actors under the equity method by acquiring more than 20% of its ownership interest in 2024.
5.The equity method is applied to the investment since the Company has the ability to exercise significant influence over the investee even though the Company holds less than 20.0% of the voting stock.
6.In March 2024, the Company gained significant influence by obtaining the right to appoint one board member, reclassifying the investment from an equity security to the equity method even though the Company holds less than 20.0% of the voting stock.
7.In December 2024, the Company made a new capital contribution and secured the right to appoint one board member, resulting in the classification of the investment under the equity method due to significant influence even though the Company holds less than 20.0% of the voting stock.
8.Individually immaterial investments are grouped as others. The equity method is applied for investees where the Company holds less than 20.0% of the voting stock, yet the Company has the ability to exercise significant influence over the investees.

Note 19. Condensed Financial Information of Parent
The Company performed a test on the restricted net assets of combined subsidiary in accordance with U.S. Securities and Exchange Commission Regulation S-X Rule 4-08 (e) (3), “General Notes to Financial Statements” and concluded that it was applicable for the Company to disclose the financial statements of the parent company, WEBTOON Entertainment Inc.
These condensed Parent company only financial statements have been derived from its consolidated financial statements and should be read in conjunction with the consolidated financial statements and notes thereto of WEBTOON Entertainment, Inc. and subsidiaries included in Part II, Item 8 of this Form 10-K. The Parent’s significant accounting policies are consistent with those described in Note 1 - “Description of Business and Summary of Significant Accounting Policies” in Part II, Item 8, except that all subsidiaries are accounted for as equity method investments.
Certain foreign subsidiaries are regulated by governmental requirements. As a result, the ability of these subsidiaries to pay dividends or loan money to our Parent company is restricted due to their earnings and applicable law. In addition, the Parent has certain regulatory restrictions that dividends are only payable out of surplus or current net profits.

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements
Condensed Balance Sheet
(in thousands of USD, except share and per share data)

	As of December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$364,927	$45,966
Receivables, net of allowance	15,883	26,068
Other current assets, net	10,736	12,250
Total current assets	$391,546	$84,284
Property and equipment, net	210	266
Operating lease right-of-use assets	1,040	2,269
Debt and equity securities	16,000	17,264
Intangible asset, net	110	158
Investments in subsidiaries	1,001,775	1,086,772
Long-term loan[1]	76,131	76,131
Other non-current assets, net	48	369
Total assets	$1,486,860	$1,267,513
Liabilities and Equity
Current liabilities:
Accounts payable	4,689	2,127
Accrued expenses	7,287	12,072
Current portion of long-term operating lease liabilities	1,300	1,486
Contract liabilities	591	1,427
Other current liabilities	866	—
Total current liabilities	$14,733	$17,112
Non-current liabilities:
Long-term operating lease liabilities	—	1,260
Total liabilities	$14,733	$18,372
Stockholders’ equity:
Common stock	13	11
Additional paid-in capital	2,103,931	1,667,246
Accumulated other comprehensive income	(124,620)	(54,824)
Accumulated deficit	(507,197)	(363,292)
Total stockholders’ equity	$1,472,127	$1,249,141
Total liabilities and stockholders’ equity	$1,486,860	$1,267,513
______________
1.Consists of long-term loans to our subsidiaries WTEK, and LDF of $22,839 and $53,292, respectively, as of December 31, 2024 and December 31, 2023.

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements
Condensed Statement of Operations and Comprehensive Loss
(in thousands of USD)

	Year Ended December 31,
	2024	2023	2022
Revenue	$38,836	$73,922	$100,921
Cost of revenue	(33,737)	(60,478)	(96,365)
Marketing	(2,761)	(16,760)	(66,585)
General and administrative expenses	(145,667)	(26,226)	(15,461)
Operating Loss	$(143,329)	$(29,542)	$(77,490)
Interest income	14,326	3,513	965
Interest expense	—	—	(8)
Loss on equity method investments, net	(13,933)	(89,524)	(25,713)
Other income (loss), net	2,476	(752)	(1,497)
Loss before income tax	$(140,460)	$(116,305)	$(103,743)
Income tax expense	(3,445)	(150)	(104)
Net loss	$(143,905)	$(116,455)	$(103,847)
Other comprehensive income (loss):
Share of other comprehensive income of equity method investments, net of tax	(69,796)	(18,157)	(29,200)
Total other comprehensive loss, net of tax	(69,796)	(18,157)	(29,200)
Total comprehensive loss	$(213,701)	$(134,612)	$(133,047)

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements
Condensed Statement of Cash Flows
(in thousands of USD)

	For the Year Ended December 31,
	2024	2023	2022
Operating activities:
Net loss	$(143,905)	$(116,455)	$(103,847)
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	229	244	221
Interest income	(14,326)	(2,324)	(723)
Operating lease expense	1,229	1,595	1,772
Loss on foreign currency, net	—	—	858
Loss on equity method investments, net	13,933	89,524	25,713
Income tax expense	3,445	—	—
Stock-based compensation	81,893	—	—
Other non-cash items	72	407	(1,279)
Changes in operating assets and liabilities
Changes in receivables	10,184	(14,436)	(2,464)
Changes in other assets	3,588	(3,392)	(3,285)
Changes in accounts payable	10,532	(16,360)	1,425
Changes in accrued expenses	(4,785)	7,085	1,938
Changes in operating lease liabilities	(1,512)	(1,919)	(1,863)
Changes in contract liabilities	(835)	(13,304)	7,827
Changes in other liabilities	(1,242)	(15)	—
Net cash used in operating activities	$(41,500)	$(69,350)	$(73,707)
Investing activities:
Proceeds from maturities of short-term investments	$20,000	$—	$—
Proceeds from sale of debt and equity securities	$2,264	$—	$—
Proceeds from sale of property and equipment	$19	$6	$—
Payment made for short-term investments	(20,000)	—	—
Payments made for loan receivable	—	—	(22,839)
Purchases of debt and equity securities	(1,000)	—	(17,264)
Purchases of property and equipment	(144)	(29)	(114)
Purchases of intangible assets	(4)	(2)	(174)
Purchases of investments in subsidiaries	—	(6,000)	(20,003)
Net cash provided by (used in) investing activities	$1,135	$(6,025)	$(60,394)
Financing activities:
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts and commissions	$292,950	$—	$—
Proceeds from issuance of common stock related to private placement	$50,000	$—	$—
Payments of initial public offering costs	$(11,154)	$—	$—
Proceeds from exercise of over-allotment, net of underwriting discounts and commissions	$26,786	$—	$—
Proceeds from issuance of common stock	$—	$—	$408,372
Proceeds from short-term borrowings	—	—	22,000
Proceeds from stock option exercise	746	—	—
Repayments of short-term borrowings	—	—	(22,000)
Additional purchases of investments in subsidiaries	—	—	(165,533)
Net cash provided by financing activities	$359,328	$—	$242,839
Effect of exchange rate changes on cash and cash equivalents	$(2)	$—	$(858)
Net increase (decrease) in cash and cash equivalents	318,961	(75,375)	107,880

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements

Cash and cash equivalents at beginning of the year	45,966	121,341	13,461
Cash and cash equivalents at end of the year	$364,927	$45,966	$121,341
Supplemental disclosure:
Income taxes paid	$(1,242)	$(15)	$978
Interest paid	—	—	8
Interest received	13,225	1,189	241
Non-cash transactions:
Loans related to the issuance of stock[1]	$—	$—	$53,292
Share exchange with NAVER upon issuance of new WEBTOON Entertainment Inc. shares[2]	—	579,876	—
Reclassification of deferred offering costs to additional paid-in capital upon IPO	11,215	—	—

______________

1.Loan to LDF issued to acquire eBIJ.
2.Refer to Organization and Description of Business in Note 1. Description of Business and Summary of Significant Accounting Policies.
Note 20. Redeemable Non-Controlling Interest in Subsidiary
In February 2022, the Company acquired a controlling interest in Munpia and recognized non-controlling interest at its fair value. In connection to the Company’s acquisition of Munpia in February 2022, the Company entered into a shareholders’ agreement under which the third-party former majority owner of Munpia has the right to require the Company to redeem its Munpia shares if certain events that are not solely within the Company’s control occur. The redemption price on the put option shall equal $26.20 (the equivalent of KRW 33,251) per share plus 15% per annum.
As a portion of the Munpia shares held by holders other than the Company are redeemable, such shares must be classified outside of stockholders’ equity. The Company does not consider the redemption of the redeemable non-controlling interest probable of being redeemable. Accordingly, the redeemable non-controlling interest will not be remeasured until the redeemable non-controlling interest is probable of becoming redeemable. During the year 2023, the third-party former owner of Munpia sold a portion of their Munpia shares to their employees and other third-parties, and the redemption rights under the shareholders’ agreement did not transfer along with the shares that were sold. Accordingly, such shares sold are no longer redeemable and the shares that were sold were reclassified from redeemable non-controlling interest to non-controlling interest.
Prior to the acquisition, in September 2021, the Company entered into a side letter agreement with a third party, Cloudary, under which the Cloudary had the option to require the Company to purchase Cloudary’s Munpia shares for $26.20 per share (the equivalent of KRW 33,251). Such put option was set to expire upon the earlier of (i) March 2023 or (ii) when Cloudary holds less than 5% of the outstanding shares of Munpia. When the Company acquired Munpia in February 2022, the shares held by Cloudary were recognized as redeemable non-controlling interest. In December 2023, Cloudary exercised its put option and the Company purchased 425,016 of Cloudary’s Munpia shares. As a result of the exercise, Cloudary owned less than 5% of the outstanding shares of Munpia, and the remaining Munpia shares held by Cloudary were no longer redeemable. Accordingly, the remaining Cloudary owned shares were reclassified from redeemable non-controlling interest to non-controlling interest.

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements
The following table summarizes the redeemable non-controlling interest activity for the periods indicated below (in thousands of USD):

Balance as of December 31, 2021	$—
Recognition of redeemable non-controlling interest at Munpia acquisition date	84,002
Redemption of redeemable non-controlling interest	(11,311)
Reclassification of redeemable non-controlling interest to non-controlling interest[1]	(25,818)
Total comprehensive income (loss) attributable to redeemable non-controlling interest	91
Balance as of December 31, 2022	$46,964
Total comprehensive income (loss) attributable to redeemable non-controlling interest	(5,535)
Balance as of December 31, 2023	$41,429
Total comprehensive income (loss) attributable to redeemable non-controlling interest	(4,849)
Balance as of December 31, 2024	$36,580
1.Representative of the reclassification of Cloudary’s Munpia shares from redeemable non-controlling interest to non-controlling interest and the reclassification of the Munpia shares sold by Premier from redeemable non-controlling interest to non-controlling interest.
Note 21. Non-Controlling Interest in Subsidiaries
The Company had non-controlling interests in several of its subsidiaries. The balances of non-controlling interest as of December 31, 2024 and December 31, 2023 are as follows:

	As of December 31,
	2024	2023	2022

	(in thousands of USD)
Munpia[1]	$46,593	$49,817	$54,456
LOCUS[2]	—	—	11,169
Jakga[3]	—	3,832	19,770
Bootcamp[4]	1,161	3,257	—
Total	$47,754	$56,906	$85,395

______________
1.The Munpia non-controlling interest balance excludes redeemable non-controlling interest discussed in Note 20. Redeemable Non-Controlling Interest in Subsidiary.
2.The LOCUS non-controlling interest balance is no longer included as part of the Company’s balances of non-controlling interest as LOCUS was deconsolidated in June 2023 (See Note 17. Disposition and Business Combinations for detail).
3.The Jakga non-controlling interest balance is no longer included as Jakga was deconsolidated in March 2024 (See Note 17. Disposition and Business Combinations for detail).
4.The portion of net assets in Bootcamp attributable to the LP represents a non-controlling interest (See Note 16. Related Parties and Variable Interest Entity for detail).

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements
The following table summarizes the effects of the changes in the Company’s ownership interest in Munpia on the Company’s equity.

	As of December 31,
	2024	2023	2022
	(in thousands of USD)
Net loss attributable to WEBTOON Entertainment Inc.	$(143,905)	$(116,455)	$(129,871)
Transfer to non-controlling interest
Changes in the Company’s equity for the issuance of 1,263,119 Munpia shares	—	—	4,651
Changes in the Company’s equity for the purchase of 561,647 Munpia shares	—	—	173
Changes in the Company’s equity for the purchase of 425,016 Munpia shares	—	—	160
Net transfer to non-controlling interest	—	—	4,984
Change from net loss attributable to WEBTOON Entertainment Inc. and transfer to non-controlling interest	$(143,905)	$(116,455)	$(124,887)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting described below. However, after giving full consideration to such material weaknesses, and the additional analyses and other procedures that we performed to ensure that our consolidated financial statements included in this Annual Report were prepared in accordance with U.S. GAAP, our management has concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP.

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that the Company had the following material weaknesses in its internal control over financial reporting:
•The Company did not design and maintain an effective control environment commensurate with its financial reporting requirements. Specifically, the Company lacked a sufficient complement of resources with an appropriate level of accounting knowledge, experience and training to appropriately analyze, record and disclose accounting matters timely and accurately.
•The Company did not design and maintain effective controls related to the period-end financial reporting process, including, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures.
Remediation Progress
In addition to the material weaknesses described above, we previously reported material weaknesses related to information technology (IT) general controls and segregation of duties. In response to the IT general controls deficiency, which was specific to certain subsidiary locations, we implemented program change management controls, user access controls and program development testing and approval controls, and as a result of such efforts, we believe the material weakness is remediated as of December 31, 2024. In response to the segregation of duties deficiency, which was also specific to certain subsidiary locations, the deficiencies have been addressed by transitioning the subsidiaries to Webtoon’s ERP system (Neon) during the period, a system that is configured to segregate the preparer and reviewer for key financial reporting related activities, such as the preparation and approval of journal entries. As a result of such efforts, we believe the material weakness is remediated as of December 31, 2024.

We are continuing to remain focused on remediation of the remaining material weaknesses outlined above, and our ongoing remediation efforts include:

•The continued onboarding of U.S. GAAP and SEC reporting specialists to enhance the financial reporting function and establish a robust financial and system control framework; and

•The continued strengthening of controls around our financial accounting closing, reporting and disclosure processes. During the period we successfully implemented various financial closing controls including controls relating to our balance sheet reconciliation process and our accounting policies.

We cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the internal control deficiencies that led to our material weaknesses, that the material weaknesses will be remediated on a timely basis, or that additional material weaknesses will not be identified in the future.

Management’s Report on Internal Control Over Financial Reporting
The Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.
Changes in Internal Control Over Financial Reporting
We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting. Except as otherwise described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.
Restricted Stock Unit Grants
On March 7, 2025, the Board approved a grant of 22,802 restricted stock units (“RSUs”) to Chankyu Park pursuant to the Company’s 2024 Omnibus Incentive Plan. The RSUs granted to Mr. Park vest 30% upon each of March 15, 2025 and March 15, 2026 with the remaining 40% vesting on March 15, 2027, subject to Mr. Park’s continued employment through each applicable vesting date. Upon the termination of Mr. Park’s employment with the Company, any portion of such RSUs that is not vested as of the date of termination shall automatically expire. The foregoing description of the terms of the RSUs does not purport to be complete and is qualified in its entirety by reference to the Form of Restricted Stock Unit Agreement under the 2024 Omnibus Incentive Plan filed as Exhibit 10.26 hereto and incorporated by reference herein.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections.
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the 2025 Proxy Statement, which will be filed with the SEC no later than 120 days after December 31, 2024.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the 2025 Proxy Statement, which will be filed with the SEC no later than 120 days after December 31, 2024.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2024.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the 2025 Proxy Statement, which will be filed with the SEC no later than 120 days after December 31, 2024.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the 2025 Proxy Statement, which will be filed with the SEC no later than 120 days after December 31, 2024.

Part IV
Item 15. Exhibits, Financial Statement Schedules
(a) Financial Statements
See “INDEX TO CONSOLIDATED FINANCIAL STATEMENTS” in Part II. Item 8 of this Annual Report on Form 10-K.
(b) Exhibits
The exhibit index attached hereto is incorporated herein by reference.
(c) Financial Statement Schedules
All financial statement schedules have been omitted, since the required information is not applicable, or because the information required is included in the consolidated financial statements and accompanying notes.
EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 1, 2024)

3.2	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 1, 2024)

10.1
 Registration Rights Agreement by and among the Registrant and certain stockholders identified therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 1, 2024)

10.2	Stockholder Agreement by and between the Registrant and NAVER Corporation (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 1, 2024)

10.3	Stockholder Agreement by and between the Registrant and LY Corporation (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 1, 2024)

10.4	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 31, 2024)

10.5†	2024 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on June 27, 2024)

10.6†	2020 Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 31, 2024)

10.7†	Amended and Restated 2020 Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 31, 2024)

10.8†	Second Amended and Restated 2020 Stock Option Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 31, 2024)

10.9†	Third Amended and Restated 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 31, 2024)

10.10†	Form of Stock Option Agreement (U.S.) under 2020 Stock Option Plan (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 31, 2024)

10.11†
Form of Stock Option Agreement (Korea) under 2020 Stock Option Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 31, 2024)

Exhibit Number	Description
10.12†
Form of Stock Option Agreement (Korea) under Amended and Restated 2020 Stock Option Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 31, 2024)

10.13†
Form of Stock Option Agreement (Korea) under Third Amended and Restated 2020 Stock Option Plan (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 31, 2024)

10.14†
Form A of Restricted Stock Unit Agreement under Third Amended and Restated 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 31, 2024)

10.15†
Form B of Restricted Stock Unit Agreement under Third Amended and Restated 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 31, 2024)

10.16†
Form C of Restricted Stock Unit Agreement under Third Amended and Restated 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 31, 2024)

10.17†
Restricted Stock Unit Agreement under Third Amended and Restated 2020 Equity Incentive Plan between the Registrant and Junkoo Kim (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 31, 2024)

10.18†
Stock Option Agreement under Third Amended and Restated 2020 Equity Incentive Plan between the Registrant and David Lee (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 31, 2024)

10.19†
2023 Restricted Stock Unit Agreement under Third Amended and Restated 2020 Equity Incentive Plan between the Registrant and David Lee (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 31, 2024)

10.20†
2024 Restricted Stock Unit Agreement under Third Amended and Restated 2020 Equity Incentive Plan between the Registrant and David Lee (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 31, 2024)

10.21†
Stock Option Agreement under Third Amended and Restated 2020 Equity Incentive Plan between the Registrant and Chankyu Park (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 31, 2024)

10.22†	English Translation of Form of Business Delegation Agreement (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 31, 2024)

10.23†
English Translation of Form of Annex Agreement to Business Delegation Agreement (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 31, 2024)

10.24†
Executive Employment Agreement, dated October 14, 2023, between the Registrant and David Lee (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on May 31, 2024)

10.25†
Employment Agreement, dated November 5, 2024, by and between the Registrant and Junkoo Kim (incorporated by reference to Exhibit 10.25 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2024)

10.26*†	Form of Restricted Stock Unit Agreement under the 2024 Omnibus Incentive Plan

19.1*	Insider Trading Policy of the Registrant

21.1*	List of Significant Subsidiaries of the Registrant

23.1*	Consent of Samil PricewaterhouseCoopers, independent registered public accounting firm

31.1*
Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description
31.2*
Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1*	Clawback Policy of the Registrant

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data Files (Embedded within the Inline XBRL document and included in Exhibit 101)
______________
*Filed herewith
**Furnished herewith
†Management compensatory plan or contract
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 11, 2025.

WEBTOON Entertainment Inc.

By:	/s/ Junkoo Kim
Name: Junkoo Kim
Title: Chief Executive Officer and Chairman of the Board
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and the dates indicated.

Signature	Title	Date

/s/ Junkoo Kim	Chief Executive Officer and Chairman of the Board	March 11, 2025
Junkoo Kim	(Principal Executive Officer)

/s/ David J. Lee	Chief Financial Officer, Chief Operating Officer and Director	March 11, 2025
David J. Lee	(Principal Financial and Accounting Officer)

*	Director	March 11, 2025
Haejin Lee

*	Director	March 11, 2025
Namsun Kim

*	Director	March 11, 2025
Jun Masuda

*	Director	March 11, 2025
Isabelle Winkles

*	Director	March 11, 2025
Nancy Dubuc