Form 10-Q
period 2025-03-31
WEBTOON Entertainment Inc.
filed 2025-05-14
CIK 1997859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________________________________
FORM 10-Q
_________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission File Number: 001-42144
_________________________________________________________________________
WEBTOON Entertainment Inc.
(Exact Name of Registrant as Specified in its Charter)
_________________________________________________________________________

Delaware	81-3830533
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5700 Wilshire Blvd., Suite 220 Los Angeles, CA	90036 (Zip Code)

(Address of principal executive offices)
Registrant’s telephone number, including area code: (323) 424-3795
_________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	WBTN	Nasdaq Global Select Market
_________________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 2, 2025, the registrant had 130,188,786 shares of common stock, par value $0.0001 per share, outstanding.

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
•“WEBTOON Korea” means NAVER WEBTOON, our web-comic offering in Korea
ii

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
More information on factors that could cause our actual results and financial condition to differ from those expressed in forward-looking statements is included from time to time in our reports filed with the Securities and Exchange Commission, including in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 11, 2025 (the “Annual Report”), particularly under Part I. Item 1A, “Risk Factors.” Investors should understand that it is not possible to predict or identify all such factors and should not consider the risks described above and under Part I. Item 1A. “Risk Factors” of our Annual Report to be a complete statement of all potential risks and uncertainties.
All forward-looking statements speak only as of the date of this Report and are expressly qualified in their entirety by the cautionary statements included in or incorporated by reference into this Report. Except as is required by law, we expressly disclaim any obligation to publicly release any revisions to forward-looking statements to reflect events after the date of this Report.

iii

PART I-FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements.
WEBTOON Entertainment Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands of USD, except share and per share data)

	As of
	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$550,136	$572,402
Receivables[1], net of allowance for credit losses of $3,774 and $3,418 at March 31, 2025 and December 31, 2024, respectively	173,710	169,187
Prepaid expenses and other current assets, net[2]	96,404	94,783
Total current assets	820,250	836,372
Property and equipment, net	3,826	3,782
Operating lease right-of-use assets	26,973	16,649
Debt and equity securities	73,124	70,178
Intangible assets, net	177,575	180,912
Goodwill, net	669,254	665,275
Equity method investments	78,958	78,668
Deferred tax assets	17,390	17,592
Other non-current assets, net[3]	69,560	65,906
Total assets	$1,936,910	$1,935,334
Liabilities and equity
Current liabilities:
Accounts payable[4]	$132,582	$127,306
Accrued expenses[5]	58,937	62,209
Current portion of operating lease liabilities[6]	8,007	6,053
Contract liabilities	85,696	85,860
Income tax payables - corporate tax	7,140	10,093
Consumption taxes payables	5,014	8,339
Provisions and defined pension benefits	11,954	11,133
Other current liabilities	2,917	2,231
Total current liabilities	312,247	313,224
Non-current liabilities:
Long-term operating lease liabilities[7]	19,805	11,187
Defined severance benefits	22,184	22,030
Deferred tax liabilities	28,680	30,271
Other non-current liabilities	1,442	2,161
Total liabilities	$384,358	$378,873
Commitments and Contingencies (Note 6)
Redeemable non-controlling interest in subsidiary	$36,784	$36,580
Stockholders' equity:
Common stock, $0.0001 par value (2,000,000,000 authorized, 130,172,281 shares and 128,587,944 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively)	$13	$13
Additional paid-in capital	2,115,350	2,103,931
Accumulated other comprehensive loss	(118,230)	(124,620)

Accumulated deficit	(529,586)	(507,197)
Total stockholders' equity attributable to WEBTOON Entertainment Inc.	1,467,547	1,472,127
Non-controlling interests in consolidated subsidiaries	48,221	47,754
Total equity	1,515,768	1,519,881
Total liabilities, redeemable non-controlling interest, and equity	$1,936,910	$1,935,334
1.Includes amounts due from related parties of $56,859 and $59,495 as of March 31, 2025, and December 31, 2024, respectively. (See Note 12. Related Party Transactions)
2.Includes amounts due from related parties of $7,290 and $9,258 as of March 31, 2025, and December 31, 2024, respectively. (See Note 12. Related Party Transactions)
3.Includes amounts due from related parties of $32,325 and $32,072 as of March 31, 2025, and December 31, 2024, respectively. (See Note 12. Related Party Transactions)
4.Includes amounts due to related parties of $16,935 and $17,173 as of March 31, 2025, and December 31, 2024, respectively. (See Note 12. Related Party Transactions)
5.Includes amounts due to related parties of $7,750 and $5,562 as of March 31, 2025, and December 31, 2024, respectively.
6.Includes amounts due to related parties of $4,460 and $3,506 as of March 31, 2025, and December 31, 2024, respectively. (See Note 12. Related Party Transactions)
7.Includes amounts due to related parties of $8,178 and $9,519 as of March 31, 2025, and December 31, 2024, respectively. (See Note 12. Related Party Transactions)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WEBTOON Entertainment Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands of USD, except share and per share data)

	Three Months Ended
	March 31, 2025	March 31, 2024
Revenue[1]	$325,707	$326,744
Cost of revenue[2]	(254,096)	(244,385)
Marketing[3]	(31,543)	(19,478)
General and administrative expenses[4]	(66,702)	(48,693)
Operating income (loss)	(26,634)	14,188
Interest income	5,113	1,235
Interest expense	(2)	(33)
Income (loss) on equity method investments, net	(569)	(1,052)
Other income (loss), net[5]	2,670	(1,437)
Income (loss) before income tax	(19,422)	12,901
Income tax expense	(2,547)	(6,668)
Net income (loss)	$(21,969)	$6,233
Net income (loss) attributable to WEBTOON Entertainment Inc.	(22,389)	6,192
Net income (loss) attributable to non-controlling interests and redeemable non-controlling interests	420	41
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	6,572	(28,689)
Share of other comprehensive loss of equity method investments, net of tax	(143)	(9)
Total other comprehensive income (loss), net of tax	6,429	(28,698)
Total comprehensive income (loss)	$(15,540)	$(22,465)
Total comprehensive income (loss) attributable to WEBTOON Entertainment Inc.	(15,999)	(22,506)
Total comprehensive income (loss) attributable to non-controlling interests and redeemable non-controlling interests	459	41

Weighted average shares outstanding
Basic	129,598,942	109,505,160
Diluted	129,598,942	109,564,500
Income (loss) per share attributable to WEBTOON Entertainment Inc.
Basic	$(0.17)	$0.06
Diluted	$(0.17)	$0.06
1.Includes amounts earned from related parties of $17,713 and $13,287 for the three months ended March 31, 2025, and March 31, 2024, respectively. (See Note 12. Related Party Transactions)
2.Includes amounts incurred from related parties of $28,131 and $8,954 for the three months ended March 31, 2025 and March 31, 2024, respectively. (See Note 12. Related Party Transactions)
3.Includes amounts incurred from related parties of $(2,581) and $(1,905) for the three months ended March 31, 2025 and March 31, 2024, respectively. (See Note 12. Related Party Transactions)
4.Includes amounts incurred from related parties of $6,913 and $6,428 for the three months ended March 31, 2025 and March 31, 2024, respectively. (See Note 12. Related Party Transactions).
5.Includes amounts earned from related parties of $411 and $(206) for the three months ended March 31, 2025 and March 31, 2024, respectively. (See Note 12. Related Party Transactions)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WEBTOON Entertainment Inc.
Condensed Consolidated Statements of Stockholders' Equity and Group Equity
(unaudited)
(in thousands of USD, except share and per share data)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity attributable to WEBTOON Entertainment Inc.	Non- controlling interests in consolidated subsidiaries	Total equity
	Shares	Amount
Balance as of January 1, 2024	109,505,150	$11	$1,667,246	$(54,824)	$(363,292)	$1,249,141	$56,906	$1,306,047
Net Income (Loss)	—	—	—	—	6,192	6,192	(56)	6,136
Foreign currency translation adjustments, net of tax	—	—	—	(28,689)	—	(28,689)	—	(28,689)
Equity in income of equity method investees	—	—	—	(9)	—	(9)	—	(9)
Equity-based compensation	—	—	1,121	—	—	1,121	472	1,593
Changes in scope of consolidation	—	—	—	—	—	—	(3,861)	(3,861)
Balance as of March 31, 2024	109,505,150	$11	$1,668,367	$(83,522)	$(357,100)	$1,227,756	$53,461	$1,281,217

Balance as of January 1, 2025	128,587,944	$13	$2,103,931	$(124,620)	$(507,197)	$1,472,127	$47,754	$1,519,881
Net loss	—	—	—	—	(22,389)	(22,389)	233	(22,156)
Foreign currency translation adjustments, net of tax	—	—	—	6,533	—	6,533	22	6,555
Equity in income of equity method investees	—	—	—	(143)	—	(143)	—	(143)
Equity-based compensation	—	—	(13,457)	—	—	(13,457)	212	(13,245)
Vesting of restricted stock units	1,576,957	—	24,748	—	—	24,748	—	24,748
Exercise of stock options	7,380	—	128	—	—	128	—	128
Balance as of March 31, 2025	130,172,281	$13	$2,115,350	$(118,230)	$(529,586)	$1,467,547	$48,221	$1,515,768

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

WEBTOON Entertainment Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands of USD)

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Operating activities:
Net Income (Loss)	$(21,969)	$6,233
Adjustments to reconcile net loss to cash provided by operating activities:
Allowance for credit losses	443	660
Depreciation and amortization	8,437	9,035
Operating lease expense	1,985	2,794
Loss (gain) on foreign currency, net	(2,793)	2,601
Deferred tax expense	(1,143)	(1,012)
Loss (Gain) on debt and equity securities, net	930	(3,371)
Loss on equity method investments, net	569	1,052
Contingent consideration liability	—	(849)
Stock-based compensation	18,253	1,311
Other non-cash items	(795)	1,540
Changes in operating assets and liabilities
Changes in receivables	750	(11,716)
Changes in other assets	(2,250)	(5,634)
Changes in accounts payable	(2,801)	16,333
Changes in accrued expenses	(15,342)	(13,466)
Changes in contract liabilities	(1,450)	24,131
Changes in other liabilities	(700)	(3,291)
Changes in operating lease liabilities	(1,240)	(2,503)
Transfer of severance benefits	464	8
Net cash provided by (used in) operating activities	$(18,652)	$23,856
Investing activities:
Proceeds from maturities of short-term investments	3,446	1,129
Proceeds from sale of property and equipment	77	—
Purchases of property and equipment	(536)	(472)
Purchases of debt and equity securities	(3,789)	5
Payment made for short-term investments	(4,824)	(20,000)
Payment made for loan receivable	(207)	(98)
Purchases of intangible assets	(2,444)	(2,590)
Purchases of equity method investments	—	(5,478)
Disposal of businesses, net of cash disposed	—	(358)
Other investing activities	249	46
Net cash provided by (used in) investing activities	$(8,028)	$(27,816)
Financing activities:
Proceeds from stock option exercise	82	—
Repayments of short-term borrowings	—	(15)
Payment of contingent consideration related to business acquisition	—	(842)
Net cash provided by (used in) financing activities	$82	$(857)
Effect of exchange rate changes on cash and cash equivalents	4,332	(8,258)
Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	(22,266)	(13,075)

Cash and cash equivalents at beginning of the year	572,402	231,745
Cash and cash equivalents at end of the year	$550,136	$218,670
Supplemental disclosure:
Income taxes paid	$6,826	$11,785
Reclassification of long-term advances to current	$(28,973)	$—
Increase in right-of-use assets recognized from new lease agreements	$12,007	$—
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
Basis of Presentation
The unaudited condensed consolidated interim financial information reflects all normal recurring adjustments that are, in the opinion of management, necessary for fair statement of the results of the interim period. Certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2024, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 11, 2025. Interim results are not necessarily indicative of the results for a full year.
Reclassifications
Certain amounts reported for prior years have been reclassified to conform to the current year's presentation.
Concentrations of Credit Risk
Cash and cash equivalents, receivables and loan receivables are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with several financial institutions that management believes are of high credit quality. The Company’s receivable include amounts concentrated with three payment gateway companies representing 57.0% and 54.9% of the total receivables balance as of March 31, 2025 and December 31, 2024, respectively.Three borrowers represent 88.6% and 89.0% of the total loan receivables balance as of March 31, 2025 and December 31, 2024, respectively.
Forward Stock Split, Change in Par Value
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
Phantom Units
During the three months ended March 31, 2025, the Company granted awards in the form of "Phantom Units", which provide recipients with the right to receive cash payments, less applicable withholding, equivalent to the fair market value of one share of the Company's common stock on the applicable vesting date, multiplied by the number of Phantom Units that vest. While these Phantom Units do not confer ownership rights, they are also entitled to dividends, if declared, equivalent in an amount in cash and form equal to the dividend that would have been paid on the shares underlying the

Phantom Unit had such shares been outstanding on such record date. Any such dividend equivalents shall be subject to the same vesting conditions applicable to the underlying Phantom Unit with respect to which they accrue.
Phantom Units are recorded as an expense based on the fair value of the units on the balance sheet date. The fair value of these awards is updated at each balance sheet date and changes in the fair value of the vested portions of the awards are recorded as increases or decreases to compensation expense in the Consolidated Statements of Income. All of the outstanding Phantom Units at March 31, 2025, met the criteria to be treated under liability classification in accordance with ASC 718, given that these awards will settle in cash on the vesting date. See Note 7. Stock-Based Compensation for more information on the Company's Phantom Units.
Note 2. Revenue
Disaggregation of Revenue
The following table shows revenues disaggregated by revenue stream for the three months ended March 31, 2025, and March 31, 2024, respectively:

	Three Months Ended
	March 31, 2025	March 31, 2024
	(in thousands of USD)
Paid Content	$260,226	$266,855
Advertising	39,898	36,996
IP Adaptations	25,583	22,893
Total	$325,707	$326,744
The revenue stream disaggregation above takes into consideration how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Paid content revenue is generated from the provision of platform services that enable users to access content. Paid content revenue also includes $2.6 million and $2.7 million of physical book sales through the platform for three months ended March 31, 2025 and 2024, respectively. Advertising revenue represents amounts earned for the display of advertisements on our offerings or product placement within content. IP Adaptations include the internal development of film, streaming series, or other rich media format adaptations commissioned by third party studios or streaming platforms; the license fees generated from sub-licensing content to third parties are $3.1 million and $3.2 million for the three months ended March 31, 2025 and 2024; as well as $1.1 million and $5.4 million of merchandise sales generated through external platforms, IP royalties, and pop-up stores for the three months ended March 31, 2025 and 2024, respectively.
The following table shows disaggregation of revenue by geography for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31, 2025	March 31, 2024
	(in thousands of USD)
Korea	$117,741	$126,800
Japan	164,258	154,427
Rest of World	43,708	45,517
Total	$325,707	$326,744
Contract Liabilities
Contract liabilities primarily include payments received for virtual currency prior to the Company satisfying its performance obligation to deliver content to the customer.
We recognized revenues of $71.8 million and $65.9 million during the three months ended March 31, 2025 and 2024, respectively, that were included within Contract liabilities on the Condensed Consolidated Balance Sheets as of the beginning of the respective period.
Our remaining performance obligations were $85.7 million and $85.9 million as of March 31, 2025, and December 31, 2024, respectively, and we expect to recognize the entire amounts within one year of the respective dates.

Note 3. Earnings (loss) per share
Basic earnings (loss) per share is computed using the weighted-average number of outstanding shares of common stock during the period, including vested restricted stock units ("RSUs"). Diluted earnings (loss) per share is computed using the weighted average number of outstanding shares of common stock and, potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of incremental shares issuable upon the assumed exercise of stock options and vesting of unvested RSUs. For the three months ended March 31, 2025 and 2024, the Company's Korean subsidiaries and equity method investees each had outstanding stock options that will be settled in each respective subsidiary or equity method investee's common shares. The numerator of the Company's earnings (loss) per share include the Parent's proportionate share of the diluted earnings or loss per share impact of outstanding subsidiaries and equity method investees' stock options.
The following table sets forth the computation of basic and diluted earnings (loss) per share, as adjusted on a retrospective basis to reflect the Stock Split as discussed in Note 1. Description of Business and Summary of Significant Accounting Policies, for the three months ended March 31, 2025 and 2024, respectively, (in thousands of USD, except share and per share amounts):

	Three Months Ended
	March 31, 2025	March 31, 2024
Basic earnings (loss) per share:
Net income (loss) attributable to Webtoon Entertainment Inc.	$(22,389)	$6,192
Add: allocation to subsidiary / equity method investee participating security[1]	(87)	123
Net income (loss) attributable to Webtoon Entertainment Inc.	$(22,476)	$6,315
Shares used in computation:
Weighted-average common shares outstanding	129,598,942	109,505,160
Basic earnings (loss) per share:	$(0.17)	$0.06
Diluted earnings (loss) per share:
Net income (loss) attributable to Webtoon Entertainment Inc.	$(22,476)	$6,315
Add: dilutive impact of subsidiary / equity method investee stock options	(3)	(1)
Diluted net income (loss) attributable to Webtoon Entertainment Inc.	$(22,479)	$6,314
Shares used in computation:
Weighted-average common shares outstanding	129,598,942	109,505,160
Dilutive effect of stock options and unvested RSUs	—	59,340
Diluted weighted-average common shares outstanding	129,598,942	109,564,500
Diluted earnings (loss) per share	$(0.17)	$0.06
___________________________________________________________________________
1.Represents net income/(loss) allocable to Jakga Company Inc. ("Jakga") redeemable convertible preferred stock which is a participating security per ASC 260. Jakga became an equity method investee from a subsidiary when it was deconsolidated on March 28, 2024 (Refer to Note 13. Disposition for additional information for Jakga disposition).
The following potentially dilutive outstanding securities were excluded from the computation of diluted net earnings (loss) per share because their effect would have been anti-dilutive for the periods presented, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	Three Months Ended
	March 31, 2025	March 31, 2024
Stock options	10,824,760	10,835,819
Unvested RSUs	3,759,834	669,842
Subsidiary / equity method investee stock options	332,597	322,597
Total	14,917,191	11,828,258

Note 4. Prepaid Expenses and Other Assets, net
Other Current Assets, net

	As of
	March 31, 2025	December 31, 2024
	(in thousands of USD)
Advance payments, net	$43,252	$47,545
Term deposits	28,140	26,328
Prepaid expenses	15,919	14,008
Other current assets, net	9,093	6,902
Total other current assets, net	$96,404	$94,783
Advance payments are primarily comprised of the advance payments for production of film contents and the payment of minimum guarantees to creators or publishers for their provision of content, such as web-comics, on the Company’s platform.
The advance payments for production of film contents are directly related to the contract that will be used to satisfy a future performance obligation and are expected to be recovered. These costs are amortized on a systematic basis consistent with the transfer of services to the customer to which the asset relates.The Company's balance of advance payments due to film production contracts are $33.0 million and $35.1 million as of March 31, 2025 and December 31, 2024, respectively.
The advance payments for minimum guarantee are amortized as associated commission expenses payable to creators or publishers are incurred. When the Company determines the estimated future commission expenses payable are less than the carrying amount of such advance payments, the remaining portion of that advance payment is charged to expense in the period in which such determination is made. The Company charged advance payments to expense due to such determination in the amounts of $0.4 million and $0.2 million as of March 31, 2025 and December 31, 2024, respectively.
As of March 31, 2025 and December 31, 2024, $8.4 million and $8.0 million of the term deposit balance was pledged to Sumitomo Mitsui Banking Corporation as a compensating balance deposit on contract liabilities of the Company’s subsidiary in accordance with the Payment Services Act in Japan, respectively.
Other Non-Current Assets, net

	As of
	March 31, 2025	December 31, 2024
	(in thousands of USD)
Advance payments, net	$31,286	$29,222
Long-term loans, net	30,749	31,859
Other non-current assets, net	7,525	4,825
Total other non-current assets, net	$69,560	$65,906
Long-term advance payments represent the portion of advance payments expected to remain on the balance sheet beyond one year. When the Company determines the estimated future commission expenses payable are less than the carrying amount of the long-term advance payments, the remaining portion of that long-term advance payment is charged to expense in the period in which such determination is made. The Company's balance of advance payments due to film production contracts are $13.5 million and $8.5 million, and charged long-term advance payments to expense due to such determination in the amounts of $6.8 million and $6.9 million as of March 31, 2025 and December 31, 2024, respectively.

Note 5. Leases
Supplemental disclosure of cash flow information related to operating leases is as follows for the three months ended March 31, 2025 and 2024, respectively:

	Three Months Ended
	March 31, 2025	March 31, 2024
	(in thousands of USD)
Cash paid for amounts included in the measurement of operating lease liabilities	$1,240	$2,503
Right-of-use assets obtained in exchange for operating lease liabilities	$12,007	$—
In March 2025, Line Digital Frontier entered into two lease agreements for office space. The leases commenced in March 2025, and expire in February 2030, with monthly payments of $0.1 million each, at a discount rate of 2.9%. Each of the two leases is recognized as a right-of-use asset in the amounts of $6.0 million and $6.0 million, respectively, as of March 31, 2025.
The Company subleases a portion of the operating lease right-of-use assets for buildings. Total other income generated from subleases is $0.1 million and $0.1 million for the three months ended March 31, 2025 and 2024, respectively, and is included within Other income (loss), net of the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
Note 6. Commitments and Contingencies
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
Legal Proceedings
The Company is involved in a number of claims pending with various courts, or otherwise unresolved as of March 31, 2025. Adverse results in these claims may include awards of damages and may also result in, or even compel a change in the Company’s business practices, which could materially impact the Company’s future financial results. The Company cannot determine the potential loss or a range of possible losses for cases in their initial stages or where there is an unclear and inconsistent interpretation of laws related to the industry-specific grievances across various jurisdictions. The outcome of pending lawsuits and claims cannot be anticipated with certainty and the timing and outcome of ongoing legal proceedings are uncertain by nature. Therefore, the resolution of one or more of these legal matters against the Company during the same reporting period in excess of management's projections could negatively impact the Company's Condensed Consolidated Financial Statements for that reporting period.
Securities Litigation
On September 5, 2024, a purported stockholder filed a putative class action lawsuit against the Company, its directors, and the underwriters of the IPO in the federal court for the Central District of California, purportedly on behalf of all purchasers of shares of the Company’s common stock pursuant or traceable to the IPO Prospectus and the Company’s Registration Statement on Form S-1(File No. 333-279863) relating to our IPO (the “Registration Statement”). The complaint alleges that the Registration Statement was materially false and misleading in violation of Sections 11 and 15 of the Securities Act of 1933. On October 10, 2024, the court ordered that the defendants are not required to answer or otherwise respond to the complaint, deferring any response until after the court rules on any motion by a purported class member to serve as lead plaintiff. On December 12, 2024, the court appointed a lead plaintiff and lead counsel. On February 3, 2025, the lead plaintiff filed an amended complaint, and on March 4, 2025, the Company, its directors, and the underwriters of the IPO moved to dismiss the amended complaint. On March 11, 2025, the lead plaintiff filed an opposition to this motion to dismiss, and on March 18, 2025, the Company, its directors, and the underwriters filed a reply in support of the motion to dismiss. The Company intends to defend this case vigorously. At this early stage of the proceedings, the Company cannot predict the ultimate outcome of the litigation nor estimate any range of possible losses.

On November 15, 2024, a purported stockholder filed a shareholder derivative lawsuit against the Company’s directors, naming the Company as a nominal defendant, in the federal court for the Central District of California. The complaint focuses on the same allegations as the putative securities class action described above, including that the Company’s Registration Statement was materially false or misleading. The complaint includes claims for violations of

Section 14 (a) of the Exchange Act, breach of fiduciary duties, and unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and contribution under Section 11(f) of the Securities Act of 1933, and Section 31D of the Exchange Act of 1934. On January 13, 2025, by stipulation of the parties, the court ordered the shareholder derivative lawsuit stayed pending resolution of the Company’s motion to dismiss in the putative securities class action. At this early stage of the proceedings, the Company can neither predict the ultimate outcome of the litigation nor estimate any range of possible losses.
Note 7. Stock-Based Compensation
Restricted Stock Units
The table below summarizes the Company’s RSU activity for the three months ended March 31, 2025:

	Number of RSUs	Weighted Average Grant-Date Fair Value
Balance as of January 1, 2025	2,635,775	$22.00
Granted	2,989,740	9.07
Forfeited	(35,602)	18.34
Vested	(1,830,079)	15.35
Balance as of March 31, 2025	3,759,834	$14.99
As of March 31, 2025, the total unrecognized compensation expense related to unvested RSUs was $42.7 million and is expected to be recognized over the remaining weighted-average service period of 1.88 years using the straight-line method and graded-vesting methods, as appropriate, net of estimated forfeitures.
The following table presents the effects of all stock-based compensation in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss):

	Three Months Ended
	March 31, 2025	March 31, 2024
	(in thousands of USD)
Cost of revenue	$4,780	$293
Marketing	836	115
General and administrative expenses	12,637	2,188
Total	$18,253	$2,596
The following table summarizes the Company's Phantom Unit activity for the three months ended March 31, 2025:

	Number of Phantom Units	Weighted Average Grant-Date Fair Value
Balance as of January 1, 2025	—	$—
Granted	557,180	9.04
Forfeited	—	—
Vested	(207,033)	9.04
Balance as of March 31, 2025	350,147	$9.04
As of March 31, 2025, the Company recognized stock-based compensation expense related to the Phantom Units of $2.1 million. Compensation expense for the Phantom Units is based on the fair value of the units as of the balance sheet date, as further discussed in Note 1. Description of Business and Summary of Significant Accounting Policies, and such costs are recognized ratably over the service period of the awards. As the fair value of liability awards is required to be re-measured each period end, stock compensation expense amounts recognized in future periods for these awards will vary. The estimated future cash payments of these awards are presented within accrued expenses on the Company's Consolidated Balance Sheet. The total unrecognized compensation expense related to unvested Phantom Units is $2.6 million and is expected to be recognized over the remaining weighted-average service period of 1.61 years using the straight-line method, net of estimated forfeitures.

Note 8. Income Taxes
The Company is subject to U.S. federal and various state corporate income taxes as well as taxes in foreign jurisdictions where foreign subsidiaries have been established.
The Company’s income tax provision for the three months ended March 31, 2025, is determined using an estimate of the Company’s annual effective tax rate, adjusted for any discrete items reflected in the relevant period.
The Company recorded an income tax expense of $2.5 million and $6.7 million in the three months ended March 31, 2025 and 2024, respectively. During the three months ended March 31, 2025, the Company recognized a net discrete tax expense of $3.5 million, primarily due to $2.5 million of the withholding taxes paid in various jurisdictions by its Korean entities, and $1.4 million of return-to-provision true up adjustments in Korea and Japan tax return filings. During the three months ended March 31, 2024, the Company recognized a net discrete tax expense of $1.9 million primarily due to $1.9 million of the withholding taxes paid in various jurisdictions by its Korean entities.
The effective tax rate was (13.1)% and 51.7% for the three months ended March 31, 2025 and 2024, respectively.
The income tax expense was determined based upon estimates of the Company's effective income tax rates in various jurisdictions. The difference between the Company's effective income tax rate and the U.S. federal statutory rate is primarily due to foreign income taxes, return-to-provision adjustments, and the non-recognition of deferred tax assets. This results from the Company maintaining a full valuation allowance against U.S. deferred tax assets, as well as deferred tax assets for most of its subsidiaries that incurred taxable losses.
Note 9. Retirement Benefits
Defined severance benefits
The following table provides the components of net periodic benefit costs (income):

	Three Months Ended
	March 31, 2025	March 31, 2024
	(in thousands of USD)
Current service costs	$1,190	$1,364
Interest expense	268	333
Actuarial gain	(884)	(2,524)
Net periodic benefit costs (income)	$574	$(827)
Defined severance contribution
Defined severance expense was $0.5 million and $1.2 million for the three months ended March 31, 2025 and 2024, respectively.
Note 10. Segment and Geographic Information
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

The following table presents reportable segment profit and loss, including significant expense categories, attributable to the Company's reportable segment for the periods presented:

	Three Months Ended
	March 31, 2025	March 31, 2024
	(in thousands of USD)
Revenue	$325,707	$326,744

Cost of revenue	254,096	244,385
Marketing	31,543	19,478
General and administrative expenses - labor related	23,373	19,991
General and administrative expenses - non-labor related	43,329	28,702
Interest income	(5,113)	(1,235)
Interest expense	2	33
Loss on equity method investment, net	569	1,052
Other loss (income), net	(2,670)	1,437
Income tax expense	2,547	6,668
Net Income (Loss)	$(21,969)	$6,233

The following non-cash expense items are also included in the measure of segment profit or loss reviewed by the CODM:
Stock-based compensation	$18,253	$1,311
Depreciation and amortization	$8,437	$9,035

Geographic Information
Refer to Note 2. Revenue for revenues by location. The Company’s long-lived tangible assets as well as the Company’s operating lease right-of-use assets recognized on the Consolidated Balance Sheets, are located as follows for the three months ended March 31, 2025 and December 31, 2024:

	As of
	March 31, 2025	December 31, 2024

	(in thousands of USD)
Korea	$16,344	$17,465
Japan	12,055	182
Rest of World	2,400	2,784
Total long-lived tangible assets and operating lease right-of-use assets	$30,799	$20,431

Note 11. Fair Value Measurements
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
The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of March 31, 2025 and December 31, 2024. These ranges do not represent a range of values for any single instrument. For example, the lowest discount rate for a particular redeemable convertible preferred stock investment may be appropriate for valuing that specific debt security but may not be appropriate for valuing any other debt securities in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Amount	Valuation Techniques	Significant Unobservable Inputs	Range of Significant Unobservable Inputs
As of March 31, 2025
Debt Securities
Redeemable convertible preferred stock	$50,850	Option pricing model	Discount rate	8.65%-28.57%
			Volatility	41.60%-66.30%
Total	$50,850
Equity Securities
Redeemable convertible preferred stock	$15,000	Measurement alternative
Contribution to investment fund	492	Measurement alternative
Private equity securities	51	Measurement alternative
Convertible preferred stock	5,728	Option pricing model	Discount rate	3.00%-16.71%
			Volatility	41.68%-50.60%
Simple Agreement For Future Equity (SAFE)	1,000	Measurement alternative
Total	$22,271

As of December 31, 2024
Debt Securities
Redeemable convertible preferred stock	$48,142	Option pricing model	Discount rate	9.01%-21.94%
			Volatility	41.6%-66.30%
Total	$48,142
Equity Securities
Redeemable convertible preferred stock	$15,000	Measurement alternative
Contribution to investment fund	506	Measurement alternative
Private equity securities	51	Measurement alternative
Convertible preferred stock	5,477	Option pricing model	Discount rate	3.00%-16.71%
			Volatility	44.96%-50.60%
Simple Agreement For Future Equity (SAFE)	1,000	Measurement alternative
Total	$22,034
As noted above, either the binomial optional pricing model or market approach were used in the determination of fair value of Level 3 assets as of March 31, 2025 and December 31, 2024. The significant unobservable inputs used in the binomial option pricing model are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease in the fair value.

The below tables present a summary of changes in fair value of Level 1 and Level 3 assets, included within Debt and equity securities in the Condensed Consolidated Balance Sheets, by investment type (in thousands of USD):

	Three Months Ended March 31, 2025
	Level 1	Level 3		Total
	Equity Securities	Equity Securities	Debt Securities	Debt & Equity Securities
Beginning balance, January 1	$3	$22,034	$48,142	$70,179
Purchases	-	-	3,790	3,790
Business disposition	-	-	-	-
Net unrealized gain (loss)	-	225	(1,169)	(944)
Sales and settlement	-	-	-	-
Reclassification	-	-	-	-
Currency translation differences	-	12	87	99
Ending balance, March 31	$3	$22,271	$50,850	$73,124

	Three Months Ended March 31, 2024
	Level 1	Level 3		Total
	Equity Securities	Equity Securities	Debt Securities	Debt & Equity Securities
Beginning balance, January 1	$16,109	$26,847	$48,277	$91,233
Purchases	-	-	-	-
Business disposition	-	(776)	6,522	5,746
Net unrealized gain (loss)	3,352	19	-	3,371
Sales and settlement	-	(4)	-	(4)
Reclassification	(18,701)	-	-	(18,701)
Currency translation differences	(757)	(398)	(2,148)	(3,303)
Ending balance, March 31	$3	$25,688	$52,651	$78,342
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
For the three months ended March 31, 2025 and 2024, the Company did not recognize any realized gain or loss on its Level 3 equity or debt securities.
Note 12. Related Party Transactions
The Company’s Related Parties
NAVER and LY Corporation ("LY", formerly named Z Holdings Corporation) are the primary shareholders of the Parent. Related parties include NAVER's controlled affiliates, Company's management, Company directors, and stakeholders that hold significant influence over the Company. During the three months ended March 31, 2025 and 2024, the Company provided advertising services to NAVER group companies and LY giving rise to related party receivables as of March 31, 2025 and December 31, 2024. Additionally, during the three months ended March 31, 2025 and 2024, the Company received brand-usage and outsourcing services from NAVER and LY, which resulted in the Company recognizing related party payables as of March 31, 2025 and December 31, 2024.

In addition to the transactions mentioned above, the Company has a history of renting facilities from its parent, NAVER. Related party operating lease expenses were $0.6 million and $1.6 million during the three months ended March 31, 2025 and 2024, respectively, with related lease obligations of $12.6 million and $13.0 million as of March 31, 2025 and December 31, 2024, respectively (Refer to Note 5. Leases for additional information). The Company also subleases part of its office space to other related parties and the total other income generated from subleases was $0.1 million and $0.1 million for the three months ended March 31, 2025 and 2024, respectively.
Related Party Transactions and Balances
The Company entered into the following significant related party transactions during the periods presented:

	Three Months Ended
	March 31, 2025	March 31, 2024
	(in thousands of USD)
Revenue generated	$17,713	$13,287
Cost of revenue incurred	28,131	8,954
Marketing expenses incurred (cost reimbursed)	(2,581)	(1,905)
General and administrative expenses incurred	6,913	6,428
Other income, net	411	(206)
*all expenses are net amounts including reimbursement from its related parties
The Company had the following significant balances due from and due to related parties as of March 31, 2025 and December 31, 2024:

	As of
	March 31, 2025	December 31, 2024
	(in thousands of USD)
Due from related parties
Receivables	$56,859	$59,495
Other current assets	7,290	9,258
Other non-current assets	3,719	3,569
Loan receivables	28,606	28,503
Due to related parties
Current portion of operating lease liabilities	4,460	3,506
Operating lease liabilities	8,178	9,519
Accounts payable	16,935	17,173
Accrued expenses	7,750	5,562
Other	2	3

Note 13. Disposition
Jakga
On March 28, 2024, the Company entered into a stock transfer agreement with a third party (the “Buyer”), pursuant to which the Buyer agreed to acquire 0.3% of Jakga voting interests from the Company. The Company completed the sale for consideration of $0.1 million in cash. On the same day, Jakga entered into a share investment agreement with another third party, pursuant to which Jakga issued new shares of redeemable convertible preferred stock representing 3.5% of the voting equity interest of Jakga. Following the completion of the stock transfer agreement and the share investment agreement, the Company entered into a shareholder’s agreement to forgo its ability to appoint a member on Jakga’s board of directors to divest Jakga. The stock transfer agreement, share investment agreement, and shareholder’s agreement (collectively, the “Jakga Transactions”) resulted in a dilution of the Company’s ownership to 49.2% and losing controlling financial interest in Jakga. The Company deconsolidated Jakga on March 28, 2024 and accounted for the retained common stock as an equity method investment and the retained redeemable convertible preferred stock as a debt security (see additional details related to the redeemable preferred stock in Note 11. Fair Value Measurements). Jakga became a related party of the Company after the deconsolidation. As of the disposition date, the retained common stock and redeemable convertible preferred stock in Jakga were measured at fair value using a discounted cash flow model applying a discount rate of 15.1% and a terminal growth rate of 1.0% incorporating historical financial information, business plans of Jakga, and market outlook information. The Company recorded a $2.5 million loss on disposition of Jakga in Other income (loss), net in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2024. The loss includes the accounting for assets sold, liabilities transferred upon sale and the loss of $2.1 million relating to the remeasurement of the retained interest in Jakga.
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

Note 14. Equity Method Investments
The Company accounts for investments using the equity method when the Company can exercise significant influence over operating and financial policies, but does not hold a controlling interest in the investee.
Due to the Jakga Transactions entered by the Company on March 28, 2024, the Company's voting equity interest in Jakga reduced to 49.2%, and the Company no longer held a controlling financial interest. The Company deconsolidated Jakga and recognized the retained common stock of Jakga as an equity method investment (see additional details in Note 13. Disposition).
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
There were no equity method acquisitions or disposals during the three months ended March 31, 2025.
Note 15. Redeemable Non-Controlling Interest in Subsidiary
The following table summarizes the activity related to the redeemable non-controlling interest in the subsidiary for the periods indicated below (in thousands of USD):

	2025	2024
Balance as of January 1	$36,580	$41,429
Comprehensive income attributable to redeemable non-controlling interest	204	96
Balance as of March 31	$36,784	$41,525

Note 16. Non-Controlling Interest in Subsidiaries
The Company has non-controlling interests in several of its subsidiaries. The balances of non-controlling interest as of March 31, 2025 and December 31, 2024 are as follows (in thousands of USD):

	As of
	March 31, 2025	December 31, 2024
Munpia	$47,068	$46,593
Bootcamp	1,153	1,161
Total	$48,221	$47,754
___________________________________________________________________________
1.The Munpia non-controlling interest balance excludes redeemable non-controlling interest (See Note 15. Redeemable Non-Controlling Interest in Subsidiary for detail).
2.The portion of net assets in Bootcamp attributable to the LP represents a non-controlling interest (See Note 12. Related Party Transactions for detail).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Management’s Discussion and Analysis of Financial Condition and Results of Operation should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes to those statements included in this Report and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2024, included in the Annual Report. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” in this Report.
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
Starting January 1, 2025, NAVER adjusted their methodology for measuring MAU in Korea. Korea is the only region where NAVER serves as a source of our MAU data. NAVER recently adjusted their methodology for identifying and counting web users for all of their services. This change only affects MAU in Korea. All the other regions are reporting their metrics in the same way as previous quarters. Please see the table below for reconciliation with previously reported MAU in Korea.

	MAU Reconciliation (in millions)
	Quarter Ended March 31, 2024		Quarter Ended June 30, 2024		Quarter Ended September 30, 2024		Quarter Ended December 31, 2024
	Previously Reported	New Methodology	Previously Reported	New Methodology	Previously Reported	New Methodology	Previously Reported	New Methodology
Korea	24.7	27.0	23.2	25.8	25.0	28.1	24.5	27.3
Total	169.0	171.3	166.3	168.9	166.9	170.0	169.6	166.0
As of the quarter ended March 31, 2025, our global MAU was approximately 153 million. The global MAU decreased by approximately 10.5% compared to March 31, 2024, primarily due to declines of MAU in Korea and ROW.
•In Korea, our MAU was approximately 24.2 million as of the quarter ended March 31, 2025, compared to MAU of 27.0 million as of the same quarter of 2024. Our IP adaptation of "Marry My Husband,” a web-comic series, was released during the quarter ended March 31, 2024, which increased traffic to our offerings in Korea during the quarter ended March 31, 2024, as compared to the quarter ended March 31, 2025.
•In Japan, our MAU have reached 21.9 million as of the quarter ended March 31, 2025, compared to MAU of 21.1 million as of the same quarter of 2024, largely attributable to growth in eBookJapan.
•In Rest of World, our MAU was 107.3 million as of the quarter ended March 31, 2025, which declined from 123.2 million as of the comparable prior year period. The decrease was primarily attributable to a government ban on Wattpad in one country, as well as the impact of a Wattpad security upgrade which unintentionally affected search engine indexing, causing a temporary dip in search traffic. We anticipate that the impact from the decrease in search traffic will affect our results for the second quarter of 2025.
Trends in Monthly Paying Users (MPU)
We define MPU as users who have paid to access Paid Content in the applicable calendar month, averaged over each month in the given period. We define paying ratio as the ratio of MPU divided by MAU for the respective periods.
We view MPU and paying ratio to be indicators of the strength of our monetization.
As of the quarter ended March 31, 2025, our global MPU reached 7.4 million with a paying ratio of 4.8%, which is an increase of 0.3% compared to the paying ratio for the quarter ended March 31, 2024 of 4.5%. By geographic regions, Korea, Japan, and Rest of World contributed 46.6%, 30.5% and 22.9% of global MPU, respectively.
•In Korea, our MPU have decreased to around 3.4 million with a paying ratio of 14.2%, compared to MPU of 3.8 million and a paying ratio of 14.2% as of the quarter ended March 31, 2024. While our MPU decreased for the quarter, our paying ratio remained constant from the prior year.
•In Japan, our MPU have reached 2.2 million with a paying ratio of 10.3%, compared to MPU of 2.1 million and a paying ratio of 10.1% as of the quarter ended March 31, 2024.
•In Rest of World, our MPU is 1.7 million with a paying ratio of 1.6% compared to 1.5% in the prior year's comparable quarter. While ROW's MPU has decreased approximately 5.9%, the paying ratio has increased approximately 0.1% as of the quarter ended March 31, 2025.
Trends in Paid Content Average Revenue per Paying User (ARPPU)
We define ARPPU as average Paid Content revenue in a given month divided by the number of MPU for such month, averaged over each month in the given period.
We view ARPPU to be an indicator of both the strength of engagement and Paid Content monetization on our platform. Units are in U.S. dollar.
Engagement is a key aspect to drive our monetization. Our ARPPU has increased over time as our users explored more titles and purchased more episodes behind our paywall. For the quarter ended March 31, 2025, our ARPPU has increased to $11.8, or 2.8% growth compared to the same quarter of 2024. The growth in ARPPU was driven primarily by our strategic effort to shift users from web to the app.
•In Korea, our ARPPU for the quarter ended March 31, 2025 has decreased to $7.5, or 5.3% decrease compared to the same quarter of 2024. On a constant currency basis, our ARPPU increased by 6.7%.
•In Japan, our ARPPU for the quarter ended March 31, 2025 has increased to $22.3, or 0.6% increase compared to the same quarter of 2024.
•In Rest of World, our ARPPU for the quarter ended March 31, 2025 has increased to $6.5, or 3.5% growth compared to the same quarter of 2024.
Seasonality
Historically, while the magnitude and timing varies across regions, we experience higher levels of user engagement and monetization in the third quarter of the calendar year primarily as a result of increased use of our platform during the global vacation and holiday schedules of our users. In addition, many advertisers allocate the largest portion of their budgets to the fourth quarter of the calendar year to coincide with increased holiday purchasing. As we continue to diversify our sources of revenue, and in particular increase revenue from advertising, the seasonal impacts may be more pronounced in the fourth quarter in the future or different altogether.

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
Cost of Revenue
Cost of revenue consists of Paid Content creator revenue shared with creators, app store fees and other variable costs. Creator revenue share includes commissions payable to creators or publishers based on revenue generated from Paid Content. App store fees include platform fees payable to companies that provide users with the ability to download the mobile application through application stores and make purchases directly through such applications (such as Google and Apple) and certain other payment-related costs. These expenses are lower in Korea where more people buy Coins through our website as opposed to purchases made through mobile applications. Other variable costs include, among other things, costs directly associated with our IP Adaptations business, including payroll and related personal expenses, amortization and production costs.
Marketing
Marketing expenses consist of expenses incurred for the promotion of our brand, costs associated with user acquisition and costs associated with loyalty marketing campaigns where we give away free Coins. Marketing expenses also include compensation costs related to sales and marketing personnel.
General and Administrative Expenses
General and administrative expenses consist of all our operating costs, excluding cost of revenue and marketing, and include costs related to operating and maintaining our platform, general corporate function costs, stock-based compensation expense (benefit) and depreciation and amortization of non-operating assets. See Note 7. Stock-Based Compensation in the accompanying notes to our unaudited condensed consolidated financial statements included in this Report for more information.
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
Income (Loss) on Equity Method Investment, Net
Income (loss) on equity method investment, net, includes recognized income (loss) associated with our investments accounted for using the equity method. See Note 14. Equity Method Investments in the accompanying notes to our unaudited condensed consolidated financial statements included in this Report for more information.
Other Income (Loss), Net
Other income, net, primarily consists of gains or losses on valuation of debt and equity securities, net, income or loss on foreign currency, net, retirement benefit, net, and other non-operating income or loss, net.
Income Tax Expense
Income tax expense primarily includes income taxes in certain federal, state, local, and foreign jurisdictions in which we conduct our business, primarily in the U.S., Korea, Japan and Canada. Foreign jurisdictions have different statutory tax rates from those in the U.S. Additionally, certain of our foreign earnings may also be taxable in the U.S. Accordingly, our effective tax rate will vary depending on the relative proportion of foreign to domestic income, use of tax credits, changes in the valuation of our deferred tax assets and liabilities, and changes in tax laws. See Note 8. Income Taxes in the accompanying notes to our unaudited condensed consolidated financial statements included in this Report for more information.
Results of Operations
Consolidated Statements of Operations and Comprehensive Loss
The following table sets forth our consolidated statement of operations for the three months ended March 31, 2025 and 2024, respectively. We have derived this data from our unaudited condensed consolidated statements of operations and comprehensive loss. The information for each of the periods presented has been prepared on the same basis as our audited annual consolidated financial statements and, in the opinion of management, reflects all adjustments of a normal, recurring nature that are necessary for the fair statement of the results of operations for the period. This data should be read in conjunction with our audited consolidated financial statements in the Annual Report, and unaudited condensed consolidated financial statements included in this Report. Historical results are not necessarily indicative of the results that may be expected in the future.

	Three Months Ended March 31,
(in thousands of USD)	2025	2024	% Change
Revenue	$325,707	$326,744	(0.3%)
Cost of revenue	(254,096)	(244,385)	4.0%
Marketing	(31,543)	(19,478)	61.9%
General and administrative expenses	(66,702)	(48,693)	37.0%
Operating income (loss)	(26,634)	14,188	(287.7%)
Interest income	5,113	1,235	314.0%
Interest expense	(2)	(33)	(93.9%)
Loss on equity method investments, net	(569)	(1,052)	(45.9%)
Other income (loss), net	2,670	(1,437)	(285.8%)
Income (loss) before income tax	(19,422)	12,901	(250.5%)
Income tax expense	(2,547)	(6,668)	(61.8%)
Net income (loss)	(21,969)	6,233	(452.5%)
Net income (loss) attributable to non-controlling interests and redeemable non-controlling interests	420	41	924.4%
Total comprehensive income (loss) attributable to WEBTOON Entertainment Inc.	$(22,389)	$6,192	(461.6%)

Comparison of the Three Months Ended March 31, 2025 and March 31, 2024
Revenue

	Three Months Ended March 31,
(in thousands of USD)	2025	2024	% Change
Revenue	$325,707	$326,744	(0.3%)
Paid Content	260,226	266,855	(2.5%)
Advertising	39,898	36,996	7.8%
IP Adaptations	25,583	22,893	11.7%
Revenue remained relatively flat for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024.

Cost of Revenue

	Three Months Ended March 31,
(in thousands of USD)	2025	2024	% Change
Cost of revenue	(254,096)	(244,385)	4.0%

Our cost of revenue increased by $9.7 million, or 4.0%, for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. This increase was primarily attributable to a $4.5 million increase in stock-based compensation.
Marketing

	Three Months Ended March 31,
(in thousands of USD)	2025	2024	% Change
Marketing	$(31,543)	$(19,478)	61.9%
Marketing expense increased by $12.1 million, or 61.9%, for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, as we continue to invest in marketing to drive growth.
General and Administrative Expenses

	Three Months Ended March 31,
(in thousands of USD)	2025	2024	% Change
General and administrative expenses	$(66,702)	$(48,693)	37.0%
General and administrative expenses increased by $18.0 million, or 37.0%, for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The increase in general and administrative expenses was largely driven by increases of approximately $10.4 million in stock compensation expense, and higher salaries due to the increased headcount associated with being a public company, during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024.
Interest Income

	Three Months Ended March 31,
(in thousands of USD)	2025	2024	% Change
Interest income	$5,113	$1,235	314.0%
Interest income increased by $3.9 million, or 314.0%, for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The increase was primarily due to interest income earned on the proceeds from our IPO.
Interest Expense

	Three Months Ended March 31,
(in thousands of USD)	2025	2024	% Change
Interest expense	$(2)	$(33)	(93.9%)
Interest expense was not material for either the three months ended March 31, 2025, or the three months ended March 31, 2024. We did not have any debt as of the three months ended March 31, 2025.
Income (Loss) on Equity Method Investment, Net

	Three Months Ended March 31,
(in thousands of USD)	2025	2024	% Change
Loss on equity method investments, net	$(569)	$(1,052)	(45.9%)
Loss on equity method investment, net, decreased by $0.5 million, or 45.9%, for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. See Note 14. Equity Method Investments in the accompanying notes to our unaudited condensed consolidated financial statements included in this Report for more information on the Company's equity method investments.
Other Income (Loss), Net

	Three Months Ended March 31,
(in thousands of USD)	2025	2024	% Change
Other income (loss), net	$2,670	$(1,437)	285.8%

Other income (loss), net, increased by $4.1 million, or 285.8%, for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. This increase was driven by gains on certain transactions due to changes in foreign currency exchange rates.
Income Tax Expense

	Three Months Ended March 31,
(in thousands of USD)	2025	2024	% Change
Income tax expense	$(2,547)	$(6,668)	(61.8%)
Income tax expense decreased by $4.1 million, or 61.8%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The decrease was primarily attributable to the change in position from income before income tax during the three months ended March 31, 2024, to loss before income tax in the three months ended March 31, 2025. See Note 8. Income Taxes in the accompanying notes to our unaudited condensed consolidated financial statements included in this Report for more information on our taxes.
Non-GAAP Financial Measures
In addition to our results determined in accordance with GAAP, our management and our board of directors also consider EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin, revenue on a constant currency basis, and revenue growth on a constant currency basis, ARPPU on a constant currency basis and ARPPU growth on a constant currency basis. We believe that these non-GAAP financial measures provide investors with additional useful information in evaluating our performance. Our non-GAAP financial measures should not be considered in isolation, or as substitutes for, financial information prepared in accordance with GAAP. Non-GAAP measures have limitations as they do not reflect all the amounts associated with our results of operations as determined in accordance with GAAP, and should only be used to evaluate our results of operations in conjunction with the corresponding GAAP measures.
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
The following table presents a reconciliation of net loss to EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin for each of the periods presented.

	Three Months Ended March 31,
(in thousands of USD, except percentages)	2025	2024
Net income (loss)	$(21,969)	$6,233
Interest income	(5,113)	(1,235)
Interest expense	2	33
Income tax expense	2,547	6,668
Depreciation and amortization	8,437	9,035
EBITDA	$(16,096)	$20,734
Stock-based compensation expense(1)	17,035	2,226
Restructuring and IPO-related costs(2)	1,642	1,516
Loss (gain) on fair value instruments, net(3)	930	(3,371)
Loss on equity method investments, net(4)	569	1,052
Adjusted EBITDA(5)	$4,080	$22,157
Net income (loss) margin	(6.7)%	1.9%
Adjusted EBITDA Margin	1.3%	6.8%
___________________________________________________________________________
(1)Represents stock-based compensation expense related to WEBTOON’s equity incentive plan and stock-based compensation plans of NAVER and Munpia, including amounts which are cash settled. See Note 7. Stock-Based Compensation in the accompanying notes in this Report for further details on the amounts included within.
(2)Represents non-recurring expenses that we do not consider representative of the operating performance of the business. For the three months ended March 31, 2025, these amounts include legal fees and advisory fees. For the three months ended March 31, 2024, these amounts were comprised of financial advisory fees, consulting fees, severance fees, and office relocation fee.
(3)Represents unrealized net loss (gain) of financial assets measured at FVPL, which include the Company's equity investments.
(4)Represents our proportionate share of recognized losses associated with our investments accounted for using the equity method. See Note 14. Equity Method Investments in the accompanying notes to our unaudited condensed consolidated financial statements included in this Report.
(5)Totals may not foot due to rounding.
Use of Constant Currency
We provide revenue, including period-over-period growth rates, adjusted to remove the impact of foreign currency rate fluctuations and the impact of deconsolidated and transferred operations, which we refer to as revenue on a constant currency basis. We calculate revenue on a constant currency basis in a given period by applying the average currency exchange rates in the comparable period of the prior year to the local currency revenue in the current period. We calculate revenue growth (as a percentage) on a constant currency basis by determining the increase in current period revenue over prior period revenue, where current period foreign currency revenue is translated using prior period average currency exchange rates. In addition to adjustments for foreign currency exchange fluctuations, we have also adjusted revenue to exclude the impact of deconsolidation of Jakga to improve comparability between the two periods. We calculate revenue (including growth rates) on a constant currency basis in each of our revenue streams - Paid Content, Advertising and IP Adaptations - using the same method as laid out herein. See Note 13. Disposition in the accompanying notes to our unaudited condensed consolidated financial statements included in this Report for more information.
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

	Three Months Ended March 31,
(in thousands of USD, except percentages)	2025	2024	Change
Total Revenue	$325,707	$326,744	(0.3%)
Effect of deconsolidated and transferred operations	-	(145)	(100.0%)
Effects of foreign currency rate fluctuations	18,131	-	N/A
Revenue on a Constant Currency Basis	$343,838	$326,599	5.3%
Paid Content Revenue	260,226	266,855	(2.5%)
Effect of deconsolidated and transferred operations	-	(120)	(100.0%)
Effects of foreign currency rate fluctuations	13,969	-	N/A
Paid Content Revenue on a Constant Currency Basis	$274,195	$266,735	2.8%
Advertising Revenue	39,898	36,996	7.8%
Effects of foreign currency rate fluctuations	2,141	-	N/A
Advertising Revenue on a Constant Currency Basis	$42,039	$36,996	13.6%
IP Adaptations Revenue	25,583	22,893	11.8%
Effect of deconsolidated and transferred operations	-	(25)	(100.0%)
Effects of foreign currency rate fluctuations	2,021	-	N/A
IP Adaptations Revenue on a Constant Currency Basis	$27,604	$22,868	20.7%
Paid Content Average Revenue Per Paying User ("ARPPU")
Korea Paid Content Revenue	$77,027	$90,943	(15.3%)
Korea ARPPU	$7.5	$7.9	(5.3%)
Effects of foreign currency rate fluctuations	0.9	-	N/A
Korea ARPPU on a Constant Currency Basis	$8.4	$7.9	6.7%
Japan Paid Content Revenue	150,401	142,208	5.8%
Japan ARPPU	22.3	22.2	0.6%
Effects of foreign currency rate fluctuations	0.6	-	N/A
Japan ARPPU on a Constant Currency Basis	$23.0	$22.2	3.5%
Rest of World Paid Content Revenue	32,798	33,704	(2.7%)
Rest of World ARPPU	6.5	6.3	3.5%
Rest of World ARPPU on a Constant Currency Basis	$6.5	$6.3	3.5%
Liquidity and Capital Resources
On June 28, 2024, we completed our IPO in which we issued and sold 15,000,000 shares of common stock at a public offering price of $21.00 per share. We received net proceeds of approximately $281.7 million from the IPO, after deducting underwriting discounts and commissions and offering expenses payable by us.
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
Historically, we have relied primarily upon cash generated from operations and cash provided by NAVER through capital contributions to finance our operations, repay or repurchase indebtedness, finance acquisitions and fund our capital expenditures. NAVER does not have any contractual obligation to provide additional capital to us and therefore there can be no assurance that NAVER will continue to provide additional capital in the form of debt or equity investment in the future to enable us to operate our business. As of March 31, 2025, we had $550.1 million of cash and cash equivalents, which were primarily invested in short-term, highly liquid investments with original maturities of three months or less from the date of purchase and are mainly comprised of bank deposits. We believe that our existing cash and cash equivalent balances will be sufficient to support our working capital requirements for at least the next 12 months based on our current operating plans. However, our future capital requirements will depend on many factors, including our growth rate, sales and marketing activities and other factors affecting our business, including those described in the section entitled “Risk Factors” in the Annual Report. Our expected primary uses of our capital on short-and long-term bases are for repayment of debt, interest payments, working capital, capital expenditures, geographic expansion and other general corporate purposes.
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
Consolidated Statements of Cash Flows
The following table summarizes our cash flows for the period presented:

	Three Months Ended March 31,
(in thousands of USD)	2025	2024
Net cash provided by (used in) operating activities	$(18,652)	$23,856
Net cash used in investing activities	(8,028)	(27,816)
Net cash provided by (used in) financing activities	82	(857)
Effect of exchange rate changes on cash and cash equivalents	4,332	(8,258)
Net increase (decrease) in cash and cash equivalents	$(22,266)	$(13,075)
Operating Activities
For the three months ended March 31, 2025, net cash provided by operating activities was $18.7 million, which primarily consisted of net loss of $22.0 million, adjusted for certain non-cash items of $25.9 million. The non-cash items primarily consisted of stock based compensation of $18.3 million and depreciation and amortization of approximately $8.4 million, which was offset by a gain of $2.8 million gain on foreign currency, net. The net cash outflow from changes in our operating assets and liabilities were primarily due to a decrease in our accounts payable, and decrease in accrued expenses, offset by decrease in account receivables.
Investing Activities
For the three months ended March 31, 2025, net cash used in investing activities was $8.0 million, consisting primarily of payments made for short-term investments, purchases of debt and equity securities and intangible assets, which was offset by proceeds from maturities of short-term investments.
Financing Activities
For the three months ended March 31, 2025, net cash provided by financing was minimal, and related to exercise of stock options.
Critical Accounting Policies and Estimates
Our unaudited condensed consolidated financial statements and the related notes thereto included in this Report are prepared in accordance with GAAP. The preparation of our unaudited condensed consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect the amounts reported in those consolidated financial statements and the accompanying notes. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates.
There have been no material changes to our critical accounting policies and estimates as described in the Annual Report. Refer to Note 1 of the unaudited condensed consolidated financial statements for recently adopted and issued accounting pronouncements, if any, since the filing of our Annual Report for the year ended December 31, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
For a discussion of our market risks, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II Item 7A of our Annual Report.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting described below. However, after giving full consideration to such material weaknesses, and the additional analyses and other procedures that we performed to ensure that our consolidated financial statements included in this Report were prepared in accordance with U.S. GAAP, our management has concluded that our unaudited condensed consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP.
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
Changes in Internal Control Over Financial Reporting
We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting. Except as otherwise described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we are subject to legal proceedings, claims and investigations relating to intellectual property, data privacy and data protection, privacy and other torts, illegal or objectionable content, consumer protection, securities, labor and employment, contractual rights, civil rights infringement, false or misleading advertising, governmental investigations and other legal proceedings that arise in the ordinary course of our business. This risk is enhanced in certain jurisdictions outside of the U.S. where our protection from liability for content published on our platform by third parties may be unclear and where we may be less protected under local laws than we are in the U.S. It is not possible to predict the timing and ultimate outcome of a pending or ongoing legal proceeding with certainty, and our assessment of the materiality of a legal proceeding, including any accruals taken in connection therewith, may not be consistent with the ultimate outcome of the legal proceeding. In addition, our current estimates of the potential impact of pending or ongoing legal proceedings on our business, financial condition or results of operations could change from time to time in the future. For additional information about our legal proceedings, see Note 6. Commitments and Contingencies to our unaudited condensed consolidated financial statements included in this Report.
Securities Litigation
On September 5, 2024, a purported stockholder filed a putative class action lawsuit against the Company, its directors, and the underwriters of the IPO in the federal court for the Central District of California, purportedly on behalf of all purchasers of shares of the Company’s common stock pursuant or traceable to the IPO Prospectus and the Company’s Registration Statement on Form S-1(File No. 333-279863) relating to our IPO (the “Registration Statement”). The complaint alleges that the Registration Statement was materially false and misleading in violation of Sections 11 and 15 of the Securities Act of 1933. On October 10, 2024, the court ordered that the defendants are not required to answer or otherwise respond to the complaint, deferring any response until after the court rules on any motion by a purported class member to serve as lead plaintiff. On December 12, 2024, the court appointed a lead plaintiff and lead counsel. On February 3, 2025, the lead plaintiff filed an amended complaint, and on March 4, 2025, the Company, its directors, and the underwriters of the IPO moved to dismiss the amended complaint. On March 11, 2025, the lead plaintiff filed an opposition to this motion to dismiss, and on March 18, 2025, the Company, its directors, and the underwriters filed a reply in support of the motion to dismiss. The Company intends to defend this case vigorously.At this early stage of the proceedings, the Company cannot predict the ultimate outcome of the litigation nor estimate any range of possible losses.

On November 15, 2024, a purported stockholder filed a shareholder derivative lawsuit against the Company’s directors, naming the Company as a nominal defendant, in the federal court for the Central District of California. The complaint focuses on the same allegations as the putative securities class action described above, including that the Company’s Registration Statement was materially false or misleading. The complaint includes claims for violations of Section 14 (a) of the Exchange Act, breach of fiduciary duties, and unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and contribution under Section 11(f) of the Securities Act of 1933, and Section 31D of the Exchange Act of 1934. On January 13, 2025, by stipulation of the parties, the court ordered the shareholder derivative lawsuit stayed pending resolution of the Company’s motion to dismiss in the putative securities class action. At this early stage of the proceedings, the Company can neither predict the ultimate outcome of the litigation nor estimate any range of possible losses.
Item 1A. Risk Factors.
Our risk factors are set forth in the "Risk Factors" in Part I. Item 1A of our Annual Report. There have been no material changes to our risk factors since the filing of such Annual Report.
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
________________________________________________________________
*Filed herewith
**Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEBTOON Entertainment Inc.
Date: May 14, 2025	By:	/s/ David J. Lee
David J. Lee
Chief Financial Officer
(Principal Financial Officer)