Form 10-Q
period 2025-06-30
WEBTOON Entertainment Inc.
filed 2025-08-13
CIK 1997859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________________________________
FORM 10-Q
_________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 8, 2025, the registrant had 130,608,276 shares of common stock, par value $0.0001 per share, outstanding.

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
•“WEBTOON Korea” means NAVER WEBTOON, our web-comic offering in Korea

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Report contains forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements do not relate strictly to historical or current facts and reflect management’s assumptions, views, plans, objectives and projections about the future. Forward-looking statements may be identified by the use of words such as “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “project,” “estimate,” “expect,” “strategy,” “future,” “likely,” “may,” “should,” “will” and similar references to future periods. Examples of forward-looking statements include, among others, statements we make regarding:
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
•the impact of our product development initiatives, including our use of AI;
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

PART I-FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements.
WEBTOON Entertainment Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands of USD, except share and per share data)

	As of
	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$581,546	$572,402
Receivables[1], net of allowance for credit losses of $4,290 and $3,418 at June 30, 2025 and December 31, 2024, respectively	186,783	169,187
Prepaid expenses and other current assets, net[2]	93,689	94,783
Total current assets	862,018	836,372
Property and equipment, net	5,427	3,782
Operating lease right-of-use assets	26,136	16,649
Debt and equity securities	76,265	70,178
Intangible assets, net	175,989	180,912
Goodwill, net	685,690	665,275
Equity method investments	84,271	78,668
Deferred tax assets	21,483	17,592
Other non-current assets, net[3]	72,480	65,906
Total assets	$2,009,759	$1,935,334
Liabilities and equity
Current liabilities:
Accounts payable[4]	$137,989	$127,306
Accrued expenses[5]	66,712	62,209
Current portion of operating lease liabilities[6]	8,976	6,053
Contract liabilities	103,688	85,860
Income tax payables - corporate tax	2,793	10,093
Consumption taxes payables	3,853	8,339
Provisions and defined pension benefits	13,294	11,133
Other current liabilities	2,543	2,231
Total current liabilities	339,848	313,224
Non-current liabilities:
Long-term operating lease liabilities[7]	18,734	11,187
Defined severance benefits	23,664	22,030
Deferred tax liabilities	27,999	30,271
Other non-current liabilities	1,557	2,161
Total liabilities	$411,802	$378,873
Commitments and Contingencies (Note 6)
Redeemable non-controlling interest in subsidiary	$37,677	$36,580
Stockholders' equity:
Common stock, $0.0001 par value (2,000,000,000 authorized, 130,592,676 shares and 128,587,944 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively)	$13	$13
Additional paid-in capital	2,122,726	2,103,931
Accumulated other comprehensive loss	(78,102)	(124,620)

Accumulated deficit	(533,912)	(507,197)
Total stockholders' equity attributable to WEBTOON Entertainment Inc.	1,510,725	1,472,127
Non-controlling interests in consolidated subsidiaries	49,555	47,754
Total equity	1,560,280	1,519,881
Total liabilities, redeemable non-controlling interest, and equity	$2,009,759	$1,935,334
1.Includes amounts due from related parties of $60,889 and $59,495 as of June 30, 2025, and December 31, 2024, respectively. (See Note 12. Related Party Transactions)
2.Includes amounts due from related parties of $5,753 and $9,258 as of June 30, 2025, and December 31, 2024, respectively. (See Note 12. Related Party Transactions)
3.Includes amounts due from related parties of $34,729 and $32,072 as of June 30, 2025, and December 31, 2024, respectively. (See Note 12. Related Party Transactions)
4.Includes amounts due to related parties of $17,739 and $17,173 as of June 30, 2025, and December 31, 2024, respectively. (See Note 12. Related Party Transactions)
5.Includes amounts due to related parties of $7,001 and $5,562 as of June 30, 2025, and December 31, 2024, respectively. (See Note 12. Related Party Transactions)
6.Includes amounts due to related parties of $5,057 and $3,506 as of June 30, 2025, and December 31, 2024, respectively. (See Note 12. Related Party Transactions)
7.Includes amounts due to related parties of $7,705 and $9,519 as of June 30, 2025, and December 31, 2024, respectively. (See Note 12. Related Party Transactions)
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

WEBTOON Entertainment Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands of USD, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenue[1]	$348,271	$320,972	$673,978	$647,716
Cost of revenue[2]	(260,992)	(237,915)	(515,088)	(482,300)
Marketing[3]	(31,070)	(23,448)	(62,613)	(42,926)
General and administrative expenses[4]	(64,972)	(138,705)	(131,674)	(187,398)
Operating income (loss)	(8,763)	(79,096)	(35,397)	(64,908)
Interest income	4,910	2,043	10,023	3,278
Interest expense	(2)	(11)	(4)	(44)
Income (loss) on equity method investments, net	507	120	(62)	(932)
Other income (loss), net[5]	(1,367)	2,283	1,303	846
Income (loss) before income tax	(4,715)	(74,661)	(24,137)	(61,760)
Income tax benefit (expense)	832	(1,907)	(1,715)	(8,575)
Net income (loss)	$(3,883)	$(76,568)	$(25,852)	$(70,335)
Net income (loss) attributable to WEBTOON Entertainment Inc.	(4,326)	(76,885)	(26,715)	(70,693)
Net income (loss) attributable to non-controlling interests and redeemable non-controlling interests	443	317	863	358
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	41,120	(20,486)	47,692	(49,175)
Share of other comprehensive income (loss) of equity method investments, net of tax	568	—	425	(9)
Total other comprehensive income (loss), net of tax	41,688	(20,486)	48,117	(49,184)
Total comprehensive income (loss)	$37,805	$(97,054)	$22,265	$(119,519)
Total comprehensive income (loss) attributable to WEBTOON Entertainment Inc.	35,802	(97,371)	19,803	(119,877)
Total comprehensive income (loss) attributable to non-controlling interests and redeemable non-controlling interests	2,003	317	2,462	358

Weighted average shares outstanding
Basic	130,358,706	110,102,868	129,980,922	109,804,009
Diluted	130,358,706	110,102,868	129,980,922	109,804,009
Income (loss) per share attributable to WEBTOON Entertainment Inc.
Basic	$(0.03)	$(0.70)	$(0.21)	$(0.64)
Diluted	$(0.03)	$(0.70)	$(0.21)	$(0.64)
1.Includes amounts earned from related parties of $18,278 and $20,880 for the three months ended June 30, 2025 and June 30, 2024, respectively, and $35,991 and $34,167 for the six months ended June 30, 2025 and June 30, 2024, respectively. (See Note 12. Related Party Transactions)
2.Includes amounts incurred from related parties of $28,399 and $31,508 for the three months ended June 30, 2025 and June 30, 2024, respectively, and $56,530 and $40,462 for the six months ended June 30, 2025 and June 30, 2024, respectively. (See Note 12. Related Party Transactions)
3.Includes amounts incurred from related parties of $(2,870) and $(1,036) for the three months ended June 30, 2025 and June 30, 2024, respectively, and $(5,451) and $(2,941) for the six months ended June 30, 2025 and June 30, 2024, respectively. (See Note 12. Related Party Transactions)
4.Includes amounts incurred from related parties of $7,023 and $7,953 for the three months ended June 30, 2025 and June 30, 2024, respectively, and $13,936 and $14,381 for the six months ended June 30, 2025 and June 30, 2024, respectively. (See Note 12. Related Party Transactions)
5.Includes amounts earned from related parties of $424 and $2,885 for the three months ended June 30, 2025 and June 30, 2024, respectively, and $835 and $2,679 for the six months ended June 30, 2025 and June 30, 2024, respectively. (See Note 12. Related Party Transactions)
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

WEBTOON Entertainment Inc.
Condensed Consolidated Statements of Stockholders' Equity
(unaudited)
(in thousands of USD, except share and per share data)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity attributable to WEBTOON Entertainment Inc.	Non- controlling interests in consolidated subsidiaries	Total equity
	Shares	Amount
Balance as of January 1, 2024	109,505,150	$11	$1,667,246	$(54,824)	$(363,292)	$1,249,141	$56,906	$1,306,047
Net Income (Loss)	—	—	—	—	6,192	6,192	(56)	6,136
Foreign currency translation adjustments, net of tax	—	—	—	(28,689)	—	(28,689)	—	(28,689)
Equity in income of equity method investees	—	—	—	(9)	—	(9)	—	(9)
Equity-based compensation and others	—	—	1,121	—	—	1,121	472	1,593
Changes in scope of consolidation	—	—	—	—	—	—	(3,861)	(3,861)
Balance as of March 31, 2024	109,505,150	$11	$1,668,367	$(83,522)	$(357,100)	$1,227,756	$53,461	$1,281,217
Net income (loss)	—	—	—	—	(76,885)	(76,885)	137	(76,748)
Foreign currency translation adjustments, net of tax	—	—	—	(20,486)	—	(20,486)	—	(20,486)
Equity-based compensation and others[1]	—	—	53,224	—	—	53,224	225	53,449
Issuance of common stock through initial public offering	15,000,000	2	281,735	—	—	281,737	—	281,737
Issuance of common stock through private placement	2,380,952	—	50,000	—	—	50,000	—	50,000
Balance as of June 30, 2024	126,886,102	$13	$2,053,326	$(104,008)	$(433,985)	$1,515,346	$53,823	$1,569,169

Balance as of January 1, 2025	128,587,944	$13	$2,103,931	$(124,620)	$(507,197)	$1,472,127	$47,754	$1,519,881
Net loss	—	—	—	—	(22,389)	(22,389)	233	(22,156)
Foreign currency translation adjustments, net of tax	—	—	—	6,533	—	6,533	22	6,555
Equity in income of equity method investees	—	—	—	(143)	—	(143)	—	(143)
Equity-based compensation and others	1,584,337	—	11,419	—	—	11,419	212	11,631
Balance as of March 31, 2025	130,172,281	$13	$2,115,350	$(118,230)	$(529,586)	$1,467,547	$48,221	$1,515,768
Net income (loss)	—	—	—	—	(4,326)	(4,326)	245	(4,081)
Foreign currency translation adjustments, net of tax	—	—	—	39,560	—	39,560	865	40,425
Equity in income of equity method investees	—	—	—	568	—	568	—	568
Equity-based compensation and others	420,395	—	7,376	—	—	7,376	224	7,600
Balance as of June 30, 2025	130,592,676	$13	$2,122,726	$(78,102)	$(533,912)	$1,510,725	$49,555	$1,560,280
1.During the six months ended June 30, 2024, the Company recorded a dividend of $17.3 million as a reduction in additional paid-in capital for stock options granted to NAVER's employees who did not provide services to the Company.
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

WEBTOON Entertainment Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands of USD)

	For the Six Months Ended
	June 30, 2025	June 30, 2024
Operating activities:
Net Income (Loss)	$(25,852)	$(70,335)
Adjustments to reconcile net loss to cash provided by operating activities:
Allowance for credit losses	894	1,712
Depreciation and amortization	16,844	17,950
Operating lease expense	4,479	5,294
Loss (gain) on foreign currency, net	(3,644)	5,060
Deferred tax expense (benefit)	(5,005)	(7,460)
Loss (gain) on debt and equity securities, net	2,376	(5,143)
Change in severance benefit, net	1,165	(1,630)
Loss (gain) on equity method investments, net	62	932
Contingent consideration liability	—	(3,814)
Stock-based compensation	25,498	57,656
Gain on disposal of right-of-use assets	—	(1,883)
Other non-cash items	(2,336)	159
Changes in operating assets and liabilities
Changes in receivables	(3,088)	(28,269)
Changes in other assets	(9,545)	(18,486)
Changes in accounts payable	(5,317)	17,957
Changes in accrued expenses	(16,251)	28,996
Changes in contract liabilities	10,286	28,304
Changes in other liabilities	(892)	207
Changes in operating lease liabilities	(3,330)	(4,949)
Other operating activities	705	136
Net cash provided by (used in) operating activities	$(12,951)	$22,394
Investing activities:
Proceeds from maturities of short-term investments	32,257	63,299
Proceeds from sale of debt and equity securities	—	2,977
Proceeds from sale of property and equipment	225	—
Purchases of property and equipment	(2,297)	(679)
Purchases of debt and equity securities	(3,790)	—
Proceeds from sale of equity method investments	—	5,927
Payment made for short-term investments	(16,619)	(68,035)
Payment made for loan receivable	(823)	(237)
Purchases of intangible assets	(4,460)	(4,669)
Purchases of equity method investments	—	(5,798)
Acquisitions of businesses, net of cash	(148)	—
Disposal of businesses, net of cash disposed	—	(360)
Other investing activities	1,366	269
Net cash provided by (used in) investing activities	$5,711	$(7,306)
Financing activities:
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts and commissions	—	292,950

Proceeds from issuance of common stock related to private placement	—	50,000
Other financing activities	229	—
Payments of initial public offering costs		(1,898)
Repayments of short-term borrowings	—	(3,647)
Payment of contingent consideration related to business acquisition	—	(1,352)
Net cash provided by (used in) financing activities	$229	$336,053
Effect of exchange rate changes on cash and cash equivalents	16,155	(10,581)
Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	9,144	340,560
Cash and cash equivalents at beginning of the year	572,402	231,745
Cash and cash equivalents at end of the year	$581,546	$572,305
Supplemental disclosure:
Income taxes paid	$14,298	$15,477
Interest paid	1	85
Reclassification of long-term advances to current	$49,443	$4,922
Increase in right-of-use assets recognized from new lease agreements	$12,477	$18
Reclassification of deferred offering costs to additional paid-in capital upon IPO	—	11,215
Deferred offering costs not yet paid	—	9,316
Reclassification of debt and equity securities to equity method investments	—	18,256
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

WEBTOON Entertainment Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 1. Description of Business and Summary of Significant Accounting Policies
Organization and Description of Business
WEBTOON Entertainment Inc. (the "Parent"), together with its subsidiaries, (the "Company," "we," “us” or “our”), is a majority-owned subsidiary of NAVER Corporation (“NAVER”), who is a leading online and web-comic platform service company. We provide hosting services for compact web-comics through both web and mobile applications and offer thousands of titles with episodes that are updated on a daily basis. We offer extensive and diverse genres of content, including fantasy, romance, and science fiction, on our platform. Platform refers to the various offerings through which we engage with users across diverse geographical markets including Korea, the United States, Japan, Southeast Asia, and Europe.
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
Basis of Presentation
The unaudited Condensed Consolidated Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair statement of the results of the interim period. Certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2024, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 11, 2025. Interim results are not necessarily indicative of the results for a full year.
Reclassifications
Certain amounts reported for prior years have been reclassified to conform to the current year's presentation.
Concentrations of Credit Risk
Cash and cash equivalents, receivables and loan receivables are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with several financial institutions that management believes are of high credit quality. The Company’s receivables include amounts concentrated with three payment gateway companies representing 56.0% and 54.9% of the total receivables balance as of June 30, 2025 and December 31, 2024, respectively. Three borrowers represent 89.1% and 89.0% of the total loan receivables balance as of June 30, 2025 and December 31, 2024, respectively.
Forward Stock Split, Change in Par Value
On June 26, 2024, the Company filed an Amended and Restated Certificate of Incorporation which effectuated a 30-for-1 forward stock split of its common stock and adjusted the par value of its common stock from $0.01 to $0.0001 on such date. Accordingly, all share and per share amounts presented in the unaudited Condensed Consolidated Financial Statements have been retroactively adjusted to reflect the stock split and change in par value for all periods presented.
Phantom Units
During the six months ended June 30, 2025, the Company granted awards in the form of "Phantom Units," which provide recipients with the right to receive cash payments, less applicable withholding, equivalent to the fair market value of one share of the Company's common stock on the applicable vesting date, multiplied by the number of Phantom Units that vest. While these Phantom Units do not confer ownership rights, they are also entitled to dividends, if declared, equivalent in an amount in cash and form equal to the dividend that would have been paid on the shares underlying the Phantom Unit had such shares been outstanding on such record date. Any such dividend equivalents shall be subject to the same vesting conditions applicable to the underlying Phantom Unit with respect to which they accrue.
Phantom Units are recorded as an expense based on the fair value of the units on the balance sheet date. The fair value of these awards is updated at each balance sheet date and changes in the fair value of the vested portions of the awards are recorded as increases or decreases to compensation expense in the Condensed Consolidated Statements of

Operations and Comprehensive Loss. All of the outstanding Phantom Units at June 30, 2025, met the criteria to be treated under liability classification in accordance with ASC 718, given that these awards will settle in cash on the vesting date. See Note 7. Stock-Based Compensation for more information on the Company's Phantom Units.
Note 2. Revenue
Disaggregation of Revenue
The following table shows revenues disaggregated by revenue stream for the three and six months ended June 30, 2025, and June 30, 2024, respectively:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(in thousands of USD)		(in thousands of USD)
Paid Content	$274,913	$260,709	$535,139	$527,564
Advertising	45,220	40,419	85,118	77,415
IP Adaptations	28,138	19,844	53,721	42,737
Total	$348,271	$320,972	$673,978	$647,716
The revenue stream disaggregation above takes into consideration how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Paid content revenue is generated from the provision of platform services that enable users to access content. Paid content revenue also includes $2.9 million and $2.5 million of physical book sales through the platform for three months ended June 30, 2025 and 2024, respectively, and $5.5 million and $5.2 million of physical book sales through the platform for six months ended June 30, 2025 and 2024, respectively.
Advertising revenue represents amounts earned for the display of advertisements on our offerings or product placement within content.
IP Adaptations include the internal development of film, streaming series, or other rich media format adaptations commissioned by third party studios or streaming platforms. The license fees generated from sub-licensing content to third parties were $2.9 million and $3.6 million for the three months ended June 30, 2025 and 2024, respectively, and $6.0 million and $6.8 million for the six months ended June 30, 2025 and 2024, respectively. We also had $0.9 million and $3.4 million of merchandise sales generated through external platforms, IP royalties, and pop-up stores for the three months ended June 30, 2025 and 2024, respectively and $2.0 million and $8.8 million for the six months ended June 30, 2025 and 2024, respectively.
The following table shows disaggregation of revenue by geography for the three and six months ended June 30, 2025 and June 30, 2024:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(in thousands of USD)		(in thousands of USD)
Korea	$125,746	$118,067	$243,487	$244,867
Japan	177,881	156,221	342,139	310,648
Rest of World	44,644	46,684	88,352	92,201
Total	$348,271	$320,972	$673,978	$647,716
Contract Liabilities
Contract liabilities primarily include payments received for virtual currency prior to the Company satisfying its performance obligation to deliver content to the customer.
We recognized revenues of $65.0 million and $65.8 million during the three months ended June 30, 2025 and 2024, respectively, and $72.2 million and $67.8 million during the six months ended June 30, 2025 and 2024, respectively, that were included within Contract liabilities on the Condensed Consolidated Balance Sheets as of the beginning of the respective period.
Our remaining performance obligations were $103.7 million and $85.9 million as of June 30, 2025 and December 31, 2024, respectively, and we expect to recognize the entire amounts within one year of the respective dates.

Note 3. Earnings (loss) per share
Basic earnings (loss) per share is computed using the weighted-average number of outstanding shares of common stock during the period, including vested restricted stock units ("RSUs"). Diluted earnings (loss) per share is computed using the weighted average number of outstanding shares of common stock and, potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of incremental shares issuable upon the assumed exercise of stock options and vesting of unvested RSUs. For the three and six months ended June 30, 2025 and 2024, the Company's Korean subsidiaries and equity method investees each had outstanding stock options that will be settled in each respective subsidiary or equity method investee's common shares. The numerator of the Company's earnings (loss) per share include the Parent's proportionate share of the diluted earnings or loss per share impact of outstanding subsidiaries and equity method investees' stock options.
The following table sets forth the computation of basic and diluted earnings (loss) per share, as adjusted on a retrospective basis to reflect the Stock Split as discussed in Note 1. Description of Business and Summary of Significant Accounting Policies, for the three and six months ended June 30, 2025 and 2024, respectively (in thousands of USD, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Basic earnings (loss) per share:
Net income (loss) attributable to Webtoon Entertainment Inc.	$(4,326)	$(76,885)	$(26,715)	$(70,693)
Add: allocation to subsidiary / equity method investee participating security[1]	(38)	—	(125)	123
Net income (loss) attributable to Webtoon Entertainment Inc.	$(4,364)	$(76,885)	$(26,840)	$(70,570)
Shares used in computation:
Weighted-average common shares outstanding	130,358,706	110,102,868	129,980,922	109,804,009
Basic earnings (loss) per share:	$(0.03)	$(0.70)	$(0.21)	$(0.64)
Diluted earnings (loss) per share:
Net income (loss) attributable to Webtoon Entertainment Inc.	$(4,364)	$(76,885)	$(26,840)	$(70,570)
Add: dilutive impact of subsidiary / equity method investee stock options	(3)	(5)	(7)	(4)
Diluted net income (loss) attributable to Webtoon Entertainment Inc.	$(4,367)	$(76,890)	$(26,847)	$(70,574)
Shares used in computation:
Weighted-average common shares outstanding	130,358,706	110,102,868	129,980,922	109,804,009
Dilutive effect of stock options and unvested RSUs	—	—	—	—
Diluted weighted-average common shares outstanding	130,358,706	110,102,868	129,980,922	109,804,009
Diluted earnings (loss) per share	$(0.03)	$(0.70)	$(0.21)	$(0.64)
___________________________________________________________________________
1.Represents net income (loss) allocable to Jakga Company Inc. ("Jakga") redeemable convertible preferred stock which is a participating security per ASC 260. Jakga became an equity method investee from a subsidiary when it was deconsolidated on March 28, 2024 (Refer to Note 13. Disposition for additional information for Jakga disposition).
The following potentially dilutive outstanding securities were excluded from the computation of diluted net earnings (loss) per share because their effect would have been anti-dilutive for the periods presented, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Stock options	10,753,510	11,058,779	10,753,510	11,058,779
Unvested RSUs	3,417,189	2,710,567	3,417,189	2,710,567
Subsidiary / equity method investee stock options	332,597	6,000	332,597	7,800
Total	14,503,296	13,775,346	14,503,296	13,777,146

Note 4. Prepaid Expenses and Other Assets, net
Other Current Assets, net

	As of
	June 30, 2025	December 31, 2024
	(in thousands of USD)
Advance payments, net	$57,922	$47,545
Term deposits	12,098	26,328
Prepaid expenses	15,253	14,008
Other current assets, net	8,416	6,902
Total other current assets, net	$93,689	$94,783
Advance payments are primarily comprised of the advance payments for production of film contents and the payment of minimum guarantees to creators or publishers for their provision of content, such as web-comics, on the Company’s platform.
The advance payments for production of film contents are directly related to the contract that will be used to satisfy a future performance obligation and are expected to be recovered. These costs are amortized on a systematic basis consistent with the transfer of services to the customer to which the asset relates. The Company's balance of advance payments due to film production contracts were $48.0 million and $35.1 million as of June 30, 2025 and December 31, 2024, respectively.
The advance payments for minimum guarantee are amortized as associated commission expenses payable to creators or publishers are incurred. When the Company determines the estimated future commission expenses payable are less than the carrying amount of such advance payments, the remaining portion of that advance payment is charged to expense in the period in which such determination is made. The Company charged advance payments to expense due to such determination in the amounts of $0.5 million and $0.2 million as of June 30, 2025 and December 31, 2024, respectively.
As of June 30, 2025 and December 31, 2024, $9.1 million and $8.0 million of the term deposit balance was pledged to Sumitomo Mitsui Banking Corporation as a compensating balance deposit on contract liabilities of the Company’s subsidiary in accordance with the Payment Services Act in Japan, respectively.
Other Non-Current Assets, net

	As of
	June 30, 2025	December 31, 2024
	(in thousands of USD)
Advance payments, net	$31,034	$29,222
Long-term loans, net	32,926	31,859
Other non-current assets, net	8,520	4,825
Total other non-current assets, net	$72,480	$65,906
Long-term advance payments represent the portion of advance payments expected to remain on the balance sheet beyond one year. When the Company determines the estimated future commission expenses payable are less than the carrying amount of the long-term advance payments, the remaining portion of that long-term advance payment is charged to expense in the period in which such determination is made. The Company's balance of advance payments due to film production contracts were $11.4 million and $8.5 million, and charged long-term advance payments to expense due to such determination in the amounts of $7.5 million and $6.9 million as of June 30, 2025 and December 31, 2024, respectively.

Note 5. Leases
Supplemental disclosure of cash flow information related to operating leases is as follows for the six months ended June 30, 2025 and 2024, respectively:

	Six Months Ended
	June 30, 2025	June 30, 2024
	(in thousands of USD)
Cash paid for amounts included in the measurement of operating lease liabilities	$3,330	$4,949
Right-of-use assets obtained in exchange for operating lease liabilities	$12,477	$18
In March 2025, Line Digital Frontier entered into two lease agreements for office space. The leases commenced in March 2025, and expire in February 2030, with monthly payments of $0.1 million each, at a discount rate of 2.9%. Upon commencement, each of the two leases was recognized as a right-of-use asset in the amounts of $6.0 million and $6.0 million, respectively.
The Company subleases a portion of the operating lease right-of-use assets for buildings. Total other income generated from subleases was $0.1 million and $0.1 million for the three months ended June 30, 2025 and 2024, respectively and $0.1 million and $0.2 million for the six months ended June 30, 2025 and 2024, respectively, and is included within Other income (loss), net of the Condensed Consolidated Statements of Operations and Comprehensive Loss.
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
Legal Proceedings
The Company is involved in a number of claims pending with various courts, or otherwise unresolved as of June 30, 2025. Adverse results in these claims may include awards of damages and may also result in, or even compel a change in the Company’s business practices, which could materially impact the Company’s future financial results. The Company cannot determine the potential loss or a range of possible losses for cases in their initial stages or where there is an unclear and inconsistent interpretation of laws related to the industry-specific grievances across various jurisdictions. The outcome of pending lawsuits and claims cannot be anticipated with certainty and the timing and outcome of ongoing legal proceedings are uncertain by nature. Therefore, the resolution of one or more of these legal matters against the Company during the same reporting period in excess of management's projections could negatively impact the Company's unaudited Condensed Consolidated Financial Statements for that reporting period.
Securities Litigation
On September 5, 2024, a purported stockholder filed a putative class action lawsuit against the Company, its directors, and the underwriters of the Company’s initial public offering completed on June 28, 2024 (the “IPO”) in the federal court for the Central District of California, purportedly on behalf of all purchasers of shares of the Company’s common stock pursuant or traceable to the IPO Prospectus and the Company’s Registration Statement on Form S-1 (File No. 333-279863) relating to our IPO (the “Registration Statement”). The complaint alleges that the Registration Statement was materially false and misleading in violation of Sections 11 and 15 of the Securities Act of 1933. On October 10, 2024, the court ordered that the defendants are not required to answer or otherwise respond to the complaint, deferring any response until after the court rules on any motion by a purported class member to serve as lead plaintiff. On December 12, 2024, the court appointed a lead plaintiff and lead counsel. On February 3, 2025, the lead plaintiff filed an amended complaint, and on March 4, 2025, the Company, its directors, and the underwriters of the IPO moved to dismiss the amended complaint. On March 11, 2025, the lead plaintiff filed an opposition to this motion to dismiss, and on March 18, 2025, the Company, its directors, and the underwriters filed a reply in support of the motion to dismiss. The Company intends to defend this case vigorously. At this early stage of the proceedings, the Company cannot predict the ultimate outcome of the litigation nor estimate any range of possible losses.

On November 15, 2024, a purported stockholder filed a shareholder derivative lawsuit against the Company’s directors, naming the Company as a nominal defendant, in the federal court for the Central District of California. The complaint focuses on the same allegations as the putative securities class action described above, including that the Company’s Registration Statement was materially false or misleading. The complaint includes claims for violations of Section 14(a) of the Exchange Act, breach of fiduciary duties, and unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and contribution under Section 11(f) of the Securities Act of 1933, and Section 31D of the Exchange Act of 1934. On January 13, 2025, by stipulation of the parties, the court ordered the shareholder derivative lawsuit stayed pending resolution of the Company’s motion to dismiss in the putative securities class action. At this early stage of the proceedings, the Company can neither predict the ultimate outcome of the litigation nor estimate any range of possible losses.
Note 7. Stock-Based Compensation
Restricted Stock Units
The table below summarizes the Company’s RSU activity for the six months ended June 30, 2025:

	Number of RSUs	Weighted Average Grant-Date Fair Value
Balance as of January 1, 2025	2,635,775	$22.00
Granted	3,149,661	9.02
Forfeited	(76,781)	13.38
Vested	(2,291,466)	16.76
Balance as of June 30, 2025	3,417,189	$13.74
As of June 30, 2025, the total unrecognized compensation expense related to unvested RSUs was $37.6 million and is expected to be recognized over the remaining weighted-average service period of 1.73 years using the straight-line method and graded-vesting methods, as appropriate, net of estimated forfeitures.
The following table presents the effects of all stock-based compensation in the Condensed Consolidated Statements of Operations and Comprehensive Loss:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(in thousands of USD)		(in thousands of USD)
Cost of revenue	$1,194	$5,324	$5,974	$5,617
Marketing	189	640	1,025	755
General and administrative expenses	5,862	49,096	18,499	51,284
Total	$7,245	$55,060	$25,498	$57,656
The following table summarizes the Company's Phantom Unit activity for the six months ended June 30, 2025:

	Number of Phantom Units	Weighted Average Grant-Date Fair Value
Balance as of January 1, 2025	—	$—
Granted	557,180	9.04
Forfeited	(796)	9.04
Vested	(207,033)	9.04
Balance as of June 30, 2025	349,351	$9.04
As of June 30, 2025, the Company recognized stock-based compensation expense related to the Phantom Units of $2.6 million. Compensation expense for the Phantom Units is based on the fair value of the units as of the balance sheet date, as further discussed in Note 1. Description of Business and Summary of Significant Accounting Policies, and such costs are recognized ratably over the service period of the awards. As the fair value of liability awards is required to be re-measured each period end, stock compensation expense amounts recognized in future periods for these awards will vary. The estimated future cash payments of these awards are presented within accrued expenses on the Company's Condensed Consolidated Balance Sheets. The total unrecognized compensation expense related to unvested Phantom Units is $2.5 million and is expected to be recognized over the remaining weighted-average service period of 1.41 years using the straight-line method, net of estimated forfeitures.

Note 8. Income Taxes
The Company is subject to U.S. federal and various state corporate income taxes as well as taxes in foreign jurisdictions where foreign subsidiaries have been established.
The Company recorded an income tax expense/(benefit) of $(0.8) million and $1.9 million in the three months ended June 30, 2025 and 2024, respectively, and $1.7 million and $8.6 million in the six months ended June 30, 2025 and 2024, respectively. The effective tax rate was 17.6% and (7.1)% for the three and six months ended June 30, 2025, respectively.
During the six months ended June 30, 2025, the Company recognized a net discrete tax expense of $1.2 million, primarily due to return-to-provision true up adjustments in Korea and Japan tax return filings. During the six months ended June 30, 2024, the Company recognized a net discrete tax expense of $0.5 million primarily due to withholding taxes paid in various jurisdictions by its Korean entities.
The Company’s income tax provision for the six months ended June 30, 2025, is determined using an estimate of the Company’s annual effective tax rate, adjusted for any discrete items reflected in the relevant period. The effective tax rate for the six months ended June 30, 2025 and 2024 was (7.1)% and (13.9)%, respectively. The change in effective tax rate is primarily driven by the change in jurisdictional profits and losses. The provision for income taxes differs from the amount of income tax computed by applying the U.S. statutory federal tax rate of 21% to the loss before income taxes primarily attributable to state income taxes, foreign income taxes including foreign withholding taxes, and non-recognition deferred tax assets as the Company established a full valuation allowance against U.S. deferred tax assets and deferred tax assets for the majority of its subsidiaries that generated taxable losses.
On July 4, 2025, the United States enacted tax reform legislation through the One Big Beautiful Bill Act. Included in this legislation are provisions that allow for the immediate expensing of domestic United States research and development expenses, immediate expensing of certain capital expenditures, and other changes to the U.S. taxation of profits derived from foreign operations, which may be subject to further clarification and interpretive guidance. We are currently evaluating the impact of the One Big Beautiful Bill Act on our consolidated financial statements.

Note 9. Retirement Benefits
Defined severance benefits
The following table provides the components of net periodic benefit costs (income):

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(in thousands of USD)		(in thousands of USD)
Current service costs	$1,231	$1,320	$2,421	$2,684
Interest expense	277	323	545	656
Actuarial gain	(917)	(2,446)	(1,801)	(4,970)
Net periodic benefit costs (income)	$591	$(803)	$1,165	$(1,630)
Defined severance contribution
Defined severance expense was $0.5 million and $0.6 million for the three months ended June 30, 2025 and 2024, respectively, and $1.0 million and $1.9 million for the six months ended June 30, 2025 and 2024, respectively.
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
The CODM uses net income (loss) as reported in our Condensed Consolidated Statements of Operations and Comprehensive Loss to assess performance and allocate resources such as employees and capital expenditures. Additionally, the net income (loss) is used to monitor trends in year-over-year or quarter-over-quarter performance comparisons and to compare actual results to forecasts.
The CODM receives and reviews expenses included in segment operating performance regularly. However, the CODM reviews general and administrative expenses on a more disaggregated basis to ensure the resources are in line with its business and operating needs.
The measure of segment revenue and assets are reported on the Condensed Consolidated Statements of Operations and Comprehensive Loss as total sales and the Condensed Consolidated Balance Sheets as total assets, respectively.
All intercompany and intra-entity transactions and balances have been eliminated.

The following table presents reportable segment profit and loss, including significant expense categories, attributable to the Company's reportable segment for the periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(in thousands of USD)		(in thousands of USD)
Revenue	$348,271	$320,972	$673,978	$647,716

Cost of revenue	260,992	237,915	515,088	482,300
Marketing	31,070	23,448	62,613	42,926
General and administrative expenses - labor related	25,569	53,004	48,942	72,995
General and administrative expenses - non-labor related	39,403	85,701	82,732	114,403
Interest income	(4,910)	(2,043)	(10,023)	(3,278)
Interest expense	2	11	4	44
Loss (income) on equity method investment, net	(507)	(120)	62	932
Other loss (income), net	1,367	(2,283)	(1,303)	(846)
Income tax expense	(832)	1,907	1,715	8,575
Net Income (Loss)	$(3,883)	$(76,568)	$(25,852)	$(70,335)

The following non-cash expense items are also included in the measure of segment profit or loss reviewed by the CODM:
Stock-based compensation	$6,740	$53,817	$22,927	$55,128
Depreciation and amortization	$8,407	$8,915	$16,844	$17,950

Geographic Information
Refer to Note 2. Revenue for revenues by location. The Company’s long-lived tangible assets as well as the Company’s operating lease right-of-use assets recognized on the Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, were located as follows:

	As of
	June 30, 2025	December 31, 2024

	(in thousands of USD)
Korea	$16,344	$17,465
Japan	13,169	182
Rest of World	2,050	2,784
Total long-lived tangible assets and operating lease right-of-use assets	$31,563	$20,431

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
The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of June 30, 2025 and December 31, 2024. These ranges do not represent a range of values for any single instrument. For example, the lowest discount rate for a particular redeemable convertible preferred stock investment may be appropriate for valuing that specific debt security but may not be appropriate for valuing any other debt securities in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Amount	Valuation Techniques	Significant Unobservable Inputs	Range of Significant Unobservable Inputs
As of June 30, 2025
Debt Securities
Redeemable convertible preferred stock	$53,491	Option pricing model	Discount rate	8.25%-28.30%
			Volatility	41.60%-66.30%
Total	$53,491
Equity Securities
Redeemable convertible preferred stock	$15,000	Measurement alternative
Contribution to investment fund	532	Measurement alternative
Private equity securities	55	Measurement alternative
Convertible preferred stock	6,187	Option pricing model	Discount rate	2.76%-16.71%
			Volatility	44.96%-51.91%
Simple Agreement For Future Equity (SAFE)	1,000	Measurement alternative
Total	$22,774

As of December 31, 2024
Debt Securities
Redeemable convertible preferred stock	$48,142	Option pricing model	Discount rate	9.01%-21.94%
			Volatility	41.6%-66.30%
Total	$48,142
Equity Securities
Redeemable convertible preferred stock	$15,000	Measurement alternative
Contribution to investment fund	506	Measurement alternative
Private equity securities	51	Measurement alternative
Convertible preferred stock	5,477	Option pricing model	Discount rate	3.00%-16.71%
			Volatility	44.96%-50.60%
Simple Agreement For Future Equity (SAFE)	1,000	Measurement alternative
Total	$22,034
As noted above, either the binomial optional pricing model or market approach were used in the determination of fair value of Level 3 assets as of June 30, 2025 and December 31, 2024. The significant unobservable inputs used in the binomial option pricing model are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease in the fair value.

The below tables present a summary of changes in fair value of Level 1 and Level 3 assets, included within Debt and equity securities in the Condensed Consolidated Balance Sheets, by investment type (in thousands of USD):

	Six Months Ended June 30, 2025
	Level 1	Level 3		Total
	Equity Securities	Equity Securities	Debt Securities	Debt & Equity Securities
Beginning balance, January 1	$3	$22,034	$48,142	$70,179
Purchases	-	-	3,790	3,790
Net unrealized gain (loss)	-	225	(1,169)	(944)
Currency translation differences	-	12	87	99
Ending balance, March 31	$3	$22,271	$50,850	$73,124
Net unrealized gain (loss)	-	(6)	(1,440)	(1,446)
Currency translation differences	-	509	4,078	4,587
Ending balance, June 30	3	22,774	53,488	76,265

	Six Months Ended June 30, 2024
	Level 1	Level 3		Total
	Equity Securities	Equity Securities	Debt Securities	Debt & Equity Securities
Beginning balance, January 1	$16,109	$26,847	$48,277	$91,233
Business disposition	-	(776)	6,522	5,746
Net unrealized gain (loss)	3,352	19	-	3,371
Sales and settlement	-	(4)	-	(4)
Reclassification	(18,701)	-	-	(18,701)
Currency translation differences	(757)	(398)	(2,148)	(3,303)
Ending balance, March 31	$3	$25,688	$52,651	$78,342
Net unrealized gain (loss)	-	1,852	-	1,852
Sales and settlement	-	(2,709)	(19)	(2,728)
Currency translation differences	-	(535)	(1,607)	(2,142)
Ending balance, June 30	3	24,296	51,025	75,324

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
For the six months ended June 30, 2025 and 2024, the Company did not recognize any realized gain or loss on its Level 3 equity or debt securities.
Note 12. Related Party Transactions
The Company’s Related Parties
NAVER and LY Corporation ("LY", formerly named Z Holdings Corporation) are the primary shareholders of the Parent. Related parties include NAVER's controlled affiliates, Company's management, Company directors, and stakeholders that hold significant influence over the Company. During the three and six months ended June 30, 2025 and 2024, the Company provided advertising services to NAVER group companies and LY giving rise to related party receivables as of June 30, 2025, and December 31, 2024. Additionally, during the three and six months ended June 30, 2025 and 2024, the Company received brand-usage and outsourcing services from NAVER and LY, which resulted in the Company recognizing related party payables as of June 30, 2025 and December 31, 2024.
In addition to the transactions mentioned above, the Company has a history of renting facilities from its parent, NAVER. Related party operating lease expenses were $1.0 million and $1.5 million during the three months ended June 30, 2025 and 2024, respectively, and $1.6 million and $3.0 million during the six months ended June 30, 2025 and 2024, respectively, with related lease obligations of $12.8 million and $13.0 million as of June 30, 2025, and December 31, 2024, respectively (Refer to Note 5. Leases for additional information). The Company also subleases part of its office space to other related parties and the total other income generated from subleases was $0.1 million and $0.1 million for the three months ended June 30, 2025 and 2024, respectively, and $0.1 million and $0.2 million for the six months ended June 30, 2025 and 2024, respectively.
Related Party Transactions and Balances
The Company entered into the following significant related party transactions during the periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(in thousands of USD)		(in thousands of USD)
Revenue generated	$18,278	$20,880	$35,991	$34,167
Cost of revenue incurred	28,399	31,508	56,530	40,462
Marketing expenses incurred (cost reimbursed)	(2,870)	(1,036)	(5,451)	(2,941)
General and administrative expenses incurred	7,023	7,953	13,936	14,381
Other income, net	424	2,885	835	2,679
*all expenses are net amounts including reimbursement from its related parties
The Company had the following significant balances due from and due to related parties as of June 30, 2025 and December 31, 2024:

	As of
	June 30, 2025	December 31, 2024
	(in thousands of USD)
Due from related parties
Receivables	$60,889	$59,495
Other current assets	5,753	9,258
Other non-current assets	4,299	3,569
Loan receivables	30,430	28,503
Due to related parties
Current portion of operating lease liabilities	5,057	3,506
Operating lease liabilities	7,705	9,519
Accounts payable	17,739	17,173
Accrued expenses	7,001	5,562

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
In June 2025, the Company acquired an additional 300 shares of common stock of Purple Duck Co., which represented 23.1% of remaining equity interest, for $0.3 million in cash. This increased the Company’s ownership to 100%. The Company began consolidating the financial statements from the date of acquisition. The Company initially acquired a majority stake during the six months ended June 30, 2024; however, continued to apply the equity method due to contractual limitations on significant influence. The Company’s previously held equity interest was remeasured to its fair value as of the acquisition date, and the resulting gain was recognized in our Condensed Consolidated Statement of Operations and Comprehensive Loss.

Note 15. Redeemable Non-Controlling Interest in Subsidiary
The following table summarizes the activity related to the redeemable non-controlling interest in the subsidiary for the periods indicated below (in thousands of USD):

	2025	2024
Balance as of January 1	$36,580	$41,429
Comprehensive income attributable to redeemable non-controlling interest	204	96
Balance as of March 31	$36,784	$41,525
Comprehensive income attributable to redeemable non-controlling interest	893	181
Balance as of June 30	$37,677	$41,706
Note 16. Non-Controlling Interest in Subsidiaries
The Company has non-controlling interests in several of its subsidiaries. The balances of non-controlling interest as of June 30, 2025 and December 31, 2024 are as follows (in thousands of USD):

	As of
	June 30, 2025	December 31, 2024
Munpia[1]	$48,411	$46,593
Bootcamp[2]	1,144	1,161
Total	$49,555	$47,754
___________________________________________________________________________
1.The Munpia non-controlling interest balance excludes redeemable non-controlling interest (See Note 15. Redeemable Non-Controlling Interest in Subsidiary for detail).
2.The portion of net assets in Bootcamp attributable to the LP represents a non-controlling interest.

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
Starting January 1, 2025, NAVER adjusted their methodology for measuring MAU in Korea. Korea is the only region where NAVER serves as a source of our MAU data. NAVER adjusted their methodology for identifying and counting web users for all of their services. This change only affected MAU in Korea. All the other regions are continuing to report their metrics in the same way as previous quarters. A table reconciling previously reported MAU in Korea for fiscal quarters in 2024 to MAU in Korea using the new methodology was provided in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed with the SEC on May 14, 2025. This Report compares MAU in Korea to the prior period applying the new methodology for all reported periods.
As of the quarter ended June 30, 2025, our global MAU was approximately 156.1 million. The global MAU decreased by approximately 7.6% compared to June 30, 2024, primarily due to declines of MAU in Korea and ROW.
•In Korea, our MAU was approximately 23.0 million as of the quarter ended June 30, 2025, compared to MAU of 25.8 million as of the same quarter of 2024.
•In Japan, our MAU have reached 22.6 million as of the quarter ended June 30, 2025, compared to MAU of 22.0 million as of the same quarter of 2024, largely attributable to growth in eBookJapan.
•In Rest of World, our MAU was 110.5 million as of the quarter ended June 30, 2025, which declined from 121.1 million as of the comparable prior year period. The decrease was primarily attributable to government bans on Wattpad in certain countries, as well as the impact of a Wattpad security upgrade which unintentionally affected search engine indexing, causing a dip in search traffic.

Trends in Monthly Paying Users (MPU)
We define MPU as users who have paid to access Paid Content in the applicable calendar month, averaged over each month in the given period. We define paying ratio as the ratio of MPU divided by MAU for the respective periods.
We view MPU and paying ratio to be indicators of the strength of our monetization.
As of the quarter ended June 30, 2025, our global MPU was 7.4 million with a paying ratio of 4.7%, which is an increase of 0.1% compared to the paying ratio for the quarter ended June 30, 2024, of 4.6%. By geographic regions, Korea, Japan, and Rest of World contributed 46.4%, 30.8% and 22.8% of global MPU, respectively.
•In Korea, our MPU have decreased to around 3.4 million with a paying ratio of 14.9%, compared to MPU of 3.7 million and a paying ratio of 14.5% as of the quarter ended June 30, 2024. While our MPU decreased from the comparable quarter of 2024, our paying ratio increased approximately 0.4% from the comparable quarter of 2024.
•In Japan, our MPU have reached 2.3 million with a paying ratio of 10.0%, compared to MPU of 2.2 million and a paying ratio of 10.2% as of the quarter ended June 30, 2024.
•In Rest of World, our MPU is 1.7 million with a paying ratio of 1.5% compared to MPU of 1.8 million and a paying ratio of 1.5% in the prior year's comparable quarter.
Trends in Paid Content Average Revenue per Paying User (ARPPU)
We define ARPPU as average Paid Content revenue in a given month divided by the number of MPU for such month, averaged over each month in the given period.
We view ARPPU to be an indicator of both the strength of engagement and Paid Content monetization on our platform. Units are in U.S. dollars.
Engagement is a key aspect to drive our monetization. Our ARPPU has increased over time as our users explored more titles and purchased more episodes behind our paywall. For the quarter ended June 30, 2025, our ARPPU has increased to $12.4, or 11.1% growth compared to the same quarter of 2024. The growth in ARPPU was driven primarily by our strategic effort to shift users from web to the app, as app users are more engaged and present better monetization opportunities.
•In Korea, our ARPPU for the quarter ended June 30, 2025 has increased to $7.9, or 5.0% increase compared to the same quarter of 2024. On a constant currency basis, our ARPPU increased by 8.3%.
•In Japan, our ARPPU for the quarter ended June 30, 2025 has increased to $23.7, or 11.8% increase compared to the same quarter of 2024.
•In Rest of World, our ARPPU for the quarter ended June 30, 2025 has increased to $6.6, or 2.2% growth compared to the same quarter of 2024.
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
Results of Operations
Condensed Consolidated Statements of Operations and Comprehensive Loss
The following table sets forth our condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024, respectively. We have derived this data from our unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. The information for each of the periods presented has been prepared on the same basis as our audited Consolidated Financial Statements and, in the opinion of management, reflects all adjustments of a normal, recurring nature that are necessary for the fair statement of the results of operations for the period.

This data should be read in conjunction with our audited Consolidated Financial Statements in the Annual Report, and unaudited Condensed Consolidated Financial Statements included in this Report. Historical results are not necessarily indicative of the results that may be expected in the future.

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands of USD)	2025	2024	% Change	2025	2024	% Change
Revenue	$348,271	$320,972	8.5%	$673,978	$647,716	4.1%
Cost of revenue	(260,992)	(237,915)	9.7%	(515,088)	(482,300)	6.8%
Marketing	(31,070)	(23,448)	32.5%	(62,613)	(42,926)	45.9%
General and administrative expenses	(64,972)	(138,705)	(53.2%)	(131,674)	(187,398)	(29.7%)
Operating income (loss)	(8,763)	(79,096)	(88.9%)	(35,397)	(64,908)	(45.5%)
Interest income	4,910	2,043	140.3%	10,023	3,278	205.8%
Interest expense	(2)	(11)	(81.8%)	(4)	(44)	(90.9%)
Loss on equity method investments, net	507	120	322.5%	(62)	(932)	(93.3%)
Other income (loss), net	(1,367)	2,283	(159.9%)	1,303	846	54.0%
Income (loss) before income tax	(4,715)	(74,661)	(93.7%)	(24,137)	(61,760)	(60.9%)
Income tax expense	832	(1,907)	(143.6%)	(1,715)	(8,575)	(80.0%)
Net income (loss)	(3,883)	(76,568)	(94.9%)	(25,852)	(70,335)	(63.2%)
Net income (loss) attributable to non-controlling interests and redeemable non-controlling interests	443	317	39.7%	863	358	141.1%
Total comprehensive income (loss) attributable to WEBTOON Entertainment Inc.	$(4,326)	$(76,885)	(94.4)%	$(26,715)	$(70,693)	(62.2%)

Comparison of the Three Months Ended June 30, 2025 and June 30, 2024
Revenue

	Three Months Ended June 30,
(in thousands of USD)	2025	2024	% Change
Revenue	$348,271	$320,972	8.5%
Paid Content	274,913	260,709	5.4%
Advertising	45,220	40,419	11.9%
IP Adaptations	28,138	19,844	41.8%
Revenue increased 8.5% for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. Significant drivers were the impacts from foreign exchange rates, as well as revenue recognized from the new IP Adaptation of “The Remarried Empress.”
Cost of Revenue

	Three Months Ended June 30,
(in thousands of USD)	2025	2024	% Change
Cost of revenue	(260,992)	(237,915)	9.7%
Our cost of revenue increased by $23.1 million, or 9.7%, for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. As a percentage of revenue, costs remained comparable to the same quarter in the prior year period.
Marketing

	Three Months Ended June 30,
(in thousands of USD)	2025	2024	% Change
Marketing	$(31,070)	$(23,448)	32.5%

Marketing expense increased by $7.6 million, or 32.5%, for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, as we continue to invest in marketing to drive growth.
General and Administrative Expenses

	Three Months Ended June 30,
(in thousands of USD)	2025	2024	% Change
General and administrative expenses	$(64,972)	$(138,705)	(53.2%)
General and administrative expenses decreased by $73.7 million, or 53.2%, for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The decrease in general and administrative expenses was largely driven by a decrease of approximately $43.2 million in stock compensation expense during the three months ended June 30, 2025, compared to the three months ended June 30, 2024. Additional drivers were the impact of a one-time bonus of $30.0 million granted to the CEO for a successful IPO, and increased consulting fees during the quarter ended June 30, 2024, which did not occur during the three months ended June 30, 2025.
Interest Income

	Three Months Ended June 30,
(in thousands of USD)	2025	2024	% Change
Interest income	$4,910	$2,043	140.3%
Interest income increased by $2.9 million, or 140.3%, for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The increase was primarily due to interest income earned on the proceeds from our IPO.
Interest Expense

	Three Months Ended June 30,
(in thousands of USD)	2025	2024	% Change
Interest expense	$(2)	$(11)	(81.8%)
Interest expense was not material for either the three months ended June 30, 2025, or the three months ended June 30, 2024. We did not have any debt as of the three months ended June 30, 2025.
Income (Loss) on Equity Method Investment, Net

	Three Months Ended June 30,
(in thousands of USD)	2025	2024	% Change
Income on equity method investments, net	$507	120	322.5%
Income on equity method investment, net, increased by $0.4 million, or 322.5%, for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. See Note 14. Equity Method Investments in the accompanying notes to our unaudited Condensed Consolidated Financial Statements included in this Report for more information on the Company's equity method investments.
Other Income (Loss), Net

	Three Months Ended June 30,
(in thousands of USD)	2025	2024	% Change
Other income (loss), net	$(1,367)	$2,283	(159.9)%
Other income (loss), net, decreased by $3.7 million, or (159.9%), for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. This decrease was driven by losses on certain transactions due to changes in foreign currency exchange rates.
Income Tax Benefit (Expense)

	Three Months Ended June 30,
(in thousands of USD)	2025	2024	% Change
Income tax benefit (expense)	$832	$(1,907)	(143.6%)

Income tax expense decreased by $2.7 million, or 143.6%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The decrease was primarily attributable to the change in position from income before income tax during the three months ended June 30, 2024, to loss before income tax in the three months ended June 30, 2025, for the entities included in our effective tax rate. See Note 8. Income Taxes in the accompanying notes to our unaudited Condensed Consolidated Financial Statements included in this Report for more information on our taxes.
Comparison of the Six Months Ended June 30, 2025 and June 30, 2024
Revenue

	Six Months Ended June 30,
(in thousands of USD)	2025	2024	% Change
Revenue	$673,978	$647,716	4.1%
Paid Content	535,139	527,564	1.4%
Advertising	85,118	77,415	10.0%
IP Adaptations	53,721	$42,737	25.7%
Revenue increased by $26.3 million, or 4.1%, for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The primary driver was an increase in IP Adaptations revenue of $11.0 million, or 25.7%, followed by increases of $7.7 million and $7.6 million in Advertising and Paid Content, respectively.
Cost of Revenue

	Six Months Ended June 30,
(in thousands of USD)	2025	2024	% Change
Cost of revenue	$(515,088)	$(482,300)	6.8%
Our cost of revenue increased by $32.8 million, or 6.8%, for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, due to overall increases in commissions and fees paid to creators.
Marketing

	Six Months Ended June 30,
(in thousands of USD)	2025	2024	% Change
Marketing	$(62,613)	$(42,926)	45.9%
Marketing expenses increased by $19.7 million, or 45.9%, for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. These increases were a result of our continued investment in marketing to drive growth.
General and Administrative Expenses

	Six Months Ended June 30,
(in thousands of USD)	2025	2024	% Change
General and administrative expenses	$(131,674)	$(187,398)	(29.7%)
General and administrative expenses decreased by $55.7 million, or 29.7%, for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The decrease in general and administrative expenses was largely driven by a decrease in stock compensation expense of approximately $32.8 million during the six months ended June 30, 2025, and a one-time bonus of $30.0 million granted to the CEO for a successful IPO during the six months ended June 30, 2024, which did not occur during the six months ended June 30, 2025.
Interest Income

	Six Months Ended June 30,
(in thousands of USD)	2025	2024	% Change
Interest income	$10,023	$3,278	205.8%
Interest income increased by $6.7 million, or 205.8%, for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The increase was primarily driven by higher balances due to proceeds from the IPO and higher interest rates compared to the prior year.

Interest Expense

	Six Months Ended June 30,
(in thousands of USD)	2025	2024	% Change
Interest expense	$(4)	$(44)	(90.9%)
Interest expense decreased for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The decrease was due to lower balances on our short-term borrowings during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024.
Income (Loss) on Equity Method Investment, Net

	Six Months Ended June 30,
(in thousands of USD)	2025	2024	% Change
Loss on equity method investments, net	$(62)	$(932)	(93.3%)
Loss on equity method investment, net, decreased by $0.9 million, or 93.3%, for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. See Note 14. Equity Method Investments in the accompanying notes to our unaudited Condensed Consolidated Financial Statements included in this Report for more information on the Company's equity method investments.
Other Income (Loss), Net

	Six Months Ended June 30,
(in thousands of USD)	2025	2024	% Change
Other income (loss), net	$1,303	$846	54.0%
Other income (loss), net, increased by $0.5 million, or 54.0%, for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. This increase was attributable to gains related to certain transactions due to changes in foreign currency exchange rates.
Income Tax Benefit (Expense)

	Six Months Ended June 30,
(in thousands of USD)	2025	2024	% Change
Income tax expense	$(1,715)	$(8,575)	(80.0%)
Income tax expense decreased by $6.9 million, or 80.0%, for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, which was primarily attributable to the change in position from income before income tax during the six months ended June 30, 2024, to loss before income tax in the six months ended June 30, 2025, for the entities included in our effective tax rate.
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

The following table presents a reconciliation of net loss to EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin for each of the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of USD, except percentages)	2025	2024	2025	2024
Net income (loss)	$(3,883)	$(76,568)	$(25,852)	$(70,335)
Interest income	(4,910)	(2,043)	(10,023)	(3,278)
Interest expense	2	11	4	44
Income tax expense	(832)	1,907	1,715	8,575
Depreciation and amortization	8,407	8,915	16,844	17,950
EBITDA	$(1,216)	$(67,778)	$(17,312)	$(47,044)
Stock-based compensation expense(1)	8,463	53,817	25,498	56,043
Restructuring and IPO-related costs(2)	1,476	36,204	3,118	37,720
Loss (gain) on fair value instruments, net(3)	1,446	(1,772)	2,376	(5,143)
Loss (income) on equity method investments, net(4)	(507)	(120)	62	932
Adjusted EBITDA(5)	$9,662	$20,351	$13,742	$42,508
Net income (loss) margin	(1.1)%	(23.9)%	(3.8)%	(10.9)%
Adjusted EBITDA Margin	2.8%	6.3%	2.0%	6.6%
___________________________________________________________________________
(1)Represents non-cash stock-based compensation expense related to WEBTOON’s equity incentive plan and stock-based compensation plans of NAVER and Munpia, including amounts which are cash settled. See Note 7. Stock-Based Compensation in the accompanying notes to our unaudited Condensed Consolidated Financial Statements in this Report for further details on the amounts included within.
(2)Represents non-recurring expenses that we do not consider representative of the operating performance of the business. For the three and six months ended June 30, 2025, these amounts include legal fees and advisory fees. For the three and six months ended June 30, 2024, these amounts were comprised of a $30.0 million one-time CEO bonus and legal and advisory fees related to the IPO.
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

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands of USD, except percentages)	2025	2024	Change	2025	2024	Change
Total Revenue	$348,271	$320,972	8.5%	$673,978	$647,716	4.1%
Effect of deconsolidated and transferred operations	-	-	N/A	-	(145)	(100.0%)
Effects of foreign currency rate fluctuations	(9,543)	-	N/A	8,833	-	N/A
Revenue on a Constant Currency Basis	$338,728	$320,972	5.5%	$682,811	$647,571	5.4%
Paid Content Revenue	274,913	260,709	5.4%	535,139	527,564	1.4%
Effect of deconsolidated and transferred operations	-	-	N/A	-	(120)	(100.0%)
Effects of foreign currency rate fluctuations	(9,003)	-	N/A	5,020	-	N/A
Paid Content Revenue on a Constant Currency Basis	$265,910	$260,709	2.0%	$540,159	$527,444	2.4%
Advertising Revenue	45,220	40,419	11.9%	85,118	77,415	9.9%
Effects of foreign currency rate fluctuations	(694)	-	N/A	1,516	-	N/A
Advertising Revenue on a Constant Currency Basis	$44,526	$40,419	10.2%	$86,634	$77,415	11.9%
IP Adaptations Revenue	28,138	19,844	41.8%	53,721	42,737	25.7%
Effect of deconsolidated and transferred operations	-	-	N/A	-	(25)	(100.0%)
Effects of foreign currency rate fluctuations	153	-	N/A	2,297	-	N/A
IP Adaptations Revenue on a Constant Currency Basis	$28,291	$19,844	42.6%	$56,017	$42,712	31.2%
Paid Content Average Revenue Per Paying User ("ARPPU")
Korea Paid Content Revenue	$80,645	$83,939	(3.9%)	$157,671	$174,881	(9.8%)
Korea ARPPU	$7.9	$7.5	5.0%	$7.7	$7.7	(0.3%)
Effects of foreign currency rate fluctuations	0.2	-	N/A	0.6	-	N/A
Korea ARPPU on a Constant Currency Basis	$8.1	$7.5	8.3%	$8.3	$7.7	7.5%
Japan Paid Content Revenue	161,076	142,257	13.2%	311,477	284,465	9.5%
Japan ARPPU	23.7	21.2	11.8%	23.0	21.7	6.1%
Effects of foreign currency rate fluctuations	(1.7)	-	N/A	(0.5)	-	N/A
Japan ARPPU on a Constant Currency Basis	$22.0	$21.2	3.8%	$22.5	$21.7	3.7%
Rest of World Paid Content Revenue	33,193	34,514	(3.8%)	65,991	68,218	(3.3%)
Rest of World ARPPU	6.6	6.5	2.2%	6.5	6.4	2.8%
Rest of World ARPPU on a Constant Currency Basis	$6.6	$6.5	2.2%	$6.5	$6.4	2.8%
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
Historically, we have relied primarily upon cash generated from operations and cash provided by NAVER through capital contributions to finance our operations, repay or repurchase indebtedness, finance acquisitions and fund our capital expenditures. NAVER does not have any contractual obligation to provide additional capital to us and therefore there can be no assurance that NAVER will continue to provide additional capital in the form of debt or equity investment in the future to enable us to operate our business. As of June 30, 2025, we had $581.5 million of cash and cash equivalents, which were primarily invested in short-term, highly liquid investments with original maturities of three months or less from the date of purchase and are mainly comprised of bank deposits. We believe that our existing cash and cash equivalent balances will be sufficient to support our working capital requirements for at least the next 12 months based on our current operating plans. However, our future capital requirements will depend on many factors, including our growth rate, sales and marketing activities and other factors affecting our business, including those described in the section entitled “Risk Factors” in the Annual Report. Our expected primary uses of our capital on short- and long-term bases are for repayment of debt, interest payments, working capital, capital expenditures, geographic expansion and other general corporate purposes.
We may, in the future, enter into arrangements to acquire or invest in complementary businesses, products and technologies, including intellectual property rights, which may require us to seek additional financing. To the extent additional funds are necessary to meet our liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of indebtedness, the issuance of additional equity or a combination of these potential sources of funds. Such financing, may however, not be available to us on favorable terms, or at all. In particular, high inflation and interest rates have resulted, and may continue to result, in significant disruption of global financial markets, reducing our ability to access capital. If we are unable to raise additional funds on commercially reasonable terms or at all, our business, financial condition and results of operations could be adversely affected. See “Risk Factors—Risks Related to Our Business, Industry and Operations—We may require additional capital to support our business in the future, and this capital might not be available on reasonable terms, if at all.” in the Annual Report.
Consolidated Statements of Cash Flows
The following table summarizes our cash flows for the period presented:

	Six Months Ended June 30,
(in thousands of USD)	2025	2024
Net cash provided by (used in) operating activities	$(12,951)	$22,394
Net cash provided by (used in) investing activities	5,711	(7,306)
Net cash provided by (used in) financing activities	229	336,053
Effect of exchange rate changes on cash and cash equivalents	16,155	(10,581)
Net increase (decrease) in cash and cash equivalents	$9,144	$340,560
Operating Activities
For the six months ended June 30, 2025, net cash used in operating activities was $13.0 million, which primarily consisted of net loss of $25.9 million, adjusted for certain non-cash items of $40.3 million. The non-cash items included stock-based compensation of $25.5 million, depreciation and amortization of approximately $16.8 million, and operating lease expense of $4.5 million, which was partially offset by a gain of $3.6 million on foreign currency, net. The net cash outflow from changes in our operating assets and liabilities was primarily due to a decrease in our accrued expenses, an increase in our other assets, and a decrease in accounts payable, which was partially offset by an increase in contract liabilities.
Investing Activities
For the six months ended June 30, 2025, net cash provided by investing activities was $5.7 million, consisting of proceeds from maturities of short-term investments of approximately $32.3 million, which was primarily offset by payment made for short-term investments of $16.6 million, and purchases of intangible assets of $4.5 million.

Financing Activities
For the six months ended June 30, 2025, net cash provided by financing was minimal, and related to exercise of stock options.
Critical Accounting Policies and Estimates
Our unaudited Condensed Consolidated Financial Statements and the related notes thereto included in this Report are prepared in accordance with GAAP. The preparation of our unaudited Condensed Consolidated Financial Statements in conformity with GAAP requires us to make estimates and judgments that affect the amounts reported in those Condensed Consolidated Financial Statements and the accompanying notes. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates.
There have been no material changes to our critical accounting policies and estimates as described in the Annual Report. Refer to Note 1. Description of Business and Summary of Significant Accounting Policies in the accompanying notes to the unaudited Condensed Consolidated Financial Statements for recently adopted and issued accounting pronouncements, if any, since the filing of our Annual Report for the year ended December 31, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
For a discussion of our market risks, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II Item 7A of our Annual Report.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting described below. However, after giving full consideration to such material weaknesses, and the additional analyses and other procedures that we performed to ensure that our unaudited Condensed Consolidated Financial Statements included in this Report were prepared in accordance with U.S. GAAP, our management has concluded that our unaudited Condensed Consolidated Financial Statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP.
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
Changes in Internal Control Over Financial Reporting
We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting. Except as otherwise described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 15, 2024, a purported stockholder filed a shareholder derivative lawsuit against the Company’s directors, naming the Company as a nominal defendant, in the federal court for the Central District of California. The complaint focuses on the same allegations as the putative securities class action described above, including that the Company’s Registration Statement was materially false or misleading. The complaint includes claims for violations of Section 14(a) of the Exchange Act, breach of fiduciary duties, and unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and contribution under Section 11(f) of the Securities Act of 1933, and Section 31D of the Exchange Act of 1934. On January 13, 2025, by stipulation of the parties, the court ordered the shareholder derivative lawsuit stayed pending resolution of the Company’s motion to dismiss in the putative securities class action. At this early stage of the proceedings, the Company can neither predict the ultimate outcome of the litigation nor estimate any range of possible losses.
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

WEBTOON Entertainment Inc.
Date: August 13, 2025	By:	/s/ David J. Lee
David J. Lee
Chief Financial Officer
(Principal Financial Officer)