Form 10-Q
period 2025-09-30
WEBTOON Entertainment Inc.
filed 2025-11-13
CIK 1997859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________________________________
FORM 10-Q
_________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 7, 2025, the registrant had 130,765,676 shares of common stock, par value $0.0001 per share, outstanding.

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

iii

PART I-FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements.
WEBTOON Entertainment Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands of USD, except share and per share data)

	As of
	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$584,575	$572,402
Receivables[1], net of allowance for credit losses of $3,405 and $3,418 at September 30, 2025 and December 31, 2024, respectively	177,493	169,187
Prepaid expenses and other current assets, net[2]	80,346	94,783
Total current assets	842,414	836,372
Property and equipment, net	8,651	3,782
Operating lease right-of-use assets	25,944	16,649
Debt and equity securities	75,513	70,178
Intangible assets, net	168,085	180,912
Goodwill, net	678,118	665,275
Equity method investments	83,128	78,668
Deferred tax assets	22,725	17,592
Other non-current assets, net[3]	73,293	65,906
Total assets	$1,977,871	$1,935,334
Liabilities and equity
Current liabilities:
Accounts payable[4]	$140,971	$127,306
Accrued expenses[5]	71,521	62,209
Current portion of operating lease liabilities[6]	9,563	6,053
Contract liabilities[7]	88,215	85,860
Income tax payables - corporate tax	4,743	10,093
Consumption taxes payables	3,625	8,339
Provisions and defined pension benefits	13,367	11,133
Other current liabilities	2,255	2,231
Total current liabilities	334,260	313,224
Non-current liabilities:
Long-term operating lease liabilities[8]	16,733	11,187
Defined severance benefits	22,613	22,030
Deferred tax liabilities	25,932	30,271
Other non-current liabilities	3,397	2,161
Total liabilities	$402,935	$378,873
Commitments and Contingencies (Note 7)
Redeemable non-controlling interest in subsidiary	$37,632	$36,580
Stockholders' equity:
Common stock, $0.0001 par value (2,000,000,000 authorized, 130,727,747 shares and 128,587,944 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively)	$13	$13
Additional paid-in capital	2,131,518	2,103,931
Accumulated other comprehensive loss	(98,247)	(124,620)

Accumulated deficit	(545,559)	(507,197)
Total stockholders' equity attributable to WEBTOON Entertainment Inc.	1,487,725	1,472,127
Non-controlling interests in consolidated subsidiaries	49,579	47,754
Total equity	1,537,304	1,519,881
Total liabilities, redeemable non-controlling interest, and equity	$1,977,871	$1,935,334
1.Includes amounts due from related parties of $55,054 and $59,495 as of September 30, 2025, and December 31, 2024, respectively. (See Note 13. Related Party Transactions)
2.Includes amounts due from related parties of $5,500 and $9,258 as of September 30, 2025, and December 31, 2024, respectively. (See Note 13. Related Party Transactions)
3.Includes amounts due from related parties of $34,046 and $32,072 as of September 30, 2025, and December 31, 2024, respectively. (See Note 13. Related Party Transactions)
4.Includes amounts due to related parties of $18,986 and $17,173 as of September 30, 2025, and December 31, 2024, respectively. (See Note 13. Related Party Transactions)
5.Includes amounts due to related parties of $6,622 and $5,562 as of September 30, 2025, and December 31, 2024, respectively. (See Note 13. Related Party Transactions)
6.Includes amounts due to related parties of $5,360 and $3,506 as of September 30, 2025, and December 31, 2024, respectively. (See Note 13. Related Party Transactions)
7.Includes amounts due to related parties of $107 and $— as of September 30, 2025, and December 31, 2024, respectively. (See Note 13. Related Party Transactions)
8.Includes amounts due to related parties of $6,734 and $9,519 as of September 30, 2025, and December 31, 2024, respectively. (See Note 13. Related Party Transactions)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

WEBTOON Entertainment Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands of USD, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenue[1]	$378,041	$347,915	$1,052,019	$995,631
Cost of revenue[2]	(295,267)	(256,534)	(810,355)	(738,834)
Marketing[3]	(35,166)	(32,719)	(97,779)	(75,645)
General and administrative expenses[4]	(62,486)	(66,747)	(194,160)	(254,145)
Operating income (loss)	(14,878)	(8,085)	(50,275)	(72,993)
Interest income	4,638	6,512	14,661	9,790
Interest expense	(2)	—	(6)	(44)
Income (loss) on equity method investments, net	1,709	(138)	1,647	(1,070)
Other income (loss), net[5]	(1,891)	11,798	(588)	12,644
Income (loss) before income tax	(10,424)	10,087	(34,561)	(51,673)
Income tax benefit (expense)	(626)	9,899	(2,341)	1,324
Net income (loss)	$(11,050)	$19,986	$(36,902)	$(50,349)
Net income (loss) attributable to WEBTOON Entertainment Inc.	(11,647)	19,753	(38,362)	(50,940)
Net income (loss) attributable to non-controlling interests and redeemable non-controlling interests	597	233	1,460	591
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(21,116)	39,570	26,576	(9,605)
Share of other comprehensive income (loss) of equity method investments, net of tax	274	(140)	699	(149)
Total other comprehensive income (loss), net of tax	(20,842)	39,430	27,275	(9,754)
Total comprehensive income (loss)	$(31,892)	$59,416	$(9,627)	$(60,103)
Total comprehensive income (loss) attributable to WEBTOON Entertainment Inc.	(31,792)	59,183	(11,989)	(60,694)
Total comprehensive income (loss) attributable to non-controlling interests and redeemable non-controlling interests	(100)	233	2,362	591

Weighted average shares outstanding
Basic	130,644,101	128,327,971	130,204,411	116,023,733
Diluted	130,644,101	130,817,876	130,204,411	116,023,733
Income (loss) per share attributable to WEBTOON Entertainment Inc.
Basic	$(0.09)	$0.15	$(0.30)	$(0.44)
Diluted	$(0.09)	$0.15	$(0.30)	$(0.44)
1.Includes amounts earned from related parties of $17,029 and $21,744 for the three months ended September 30, 2025, and September 30, 2024, respectively, and $53,020 and $55,911 for the nine months ended September 30, 2025, and September 30, 2024, respectively. (See Note 13. Related Party Transactions)
2.Includes amounts incurred from related parties of $28,207 and $27,318 for the three months ended September 30, 2025, and September 30, 2024, respectively, and $84,737 and $67,780 for the nine months ended September 30, 2025, and September 30, 2024, respectively. (See Note 13. Related Party Transactions)
3.Includes amounts incurred from related parties of $(2,089) and $(1,920) for the three months ended September 30, 2025, and September 30, 2024, respectively, and $(7,540) and $(4,861) for the nine months ended September 30, 2025, and September 30, 2024, respectively. (See Note 13. Related Party Transactions)
4.Includes amounts incurred from related parties of $7,629 and $9,285 for the three months ended September 30, 2025, and September 30, 2024, respectively, and $21,565 and $23,666 for the nine months ended September 30, 2025, and September 30, 2024, respectively. (See Note 13. Related Party Transactions)
5.Includes amounts earned from related parties of $433 and $456 for the three months ended September 30, 2025, and September 30, 2024, respectively, and $1,268 and $3,135 for the nine months ended September 30, 2025, and September 30, 2024, respectively. (See Note 13. Related Party Transactions)
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

WEBTOON Entertainment Inc.
Condensed Consolidated Statements of Stockholders' Equity
(unaudited)
(in thousands of USD, except share and per share data)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity attributable to WEBTOON Entertainment Inc.	Non- controlling interests in consolidated subsidiaries	Total equity
	Shares	Amount
Balance as of January 1, 2024	109,505,150	$11	$1,667,246	$(54,824)	$(363,292)	$1,249,141	$56,906	$1,306,047
Net income (loss)	—	—	—	—	6,192	6,192	(56)	6,136
Foreign currency translation adjustments, net of tax	—	—	—	(28,689)	—	(28,689)	—	(28,689)
Equity in income of equity method investees	—	—	—	(9)	—	(9)	—	(9)
Equity-based compensation and others	—	—	1,121	—	—	1,121	472	1,593
Changes in scope of consolidation	—	—	—	—	—	—	(3,861)	(3,861)
Balance as of March 31, 2024	109,505,150	$11	$1,668,367	$(83,522)	$(357,100)	$1,227,756	$53,461	$1,281,217
Net income (loss)	—	—	—	—	(76,885)	(76,885)	137	(76,748)
Foreign currency translation adjustments, net of tax	—	—	—	(20,486)	—	(20,486)	—	(20,486)
Equity-based compensation and others[1]	—	—	53,224	—	—	53,224	225	53,449
Issuance of common stock through initial public offering	15,000,000	2	281,735	—	—	281,737	—	281,737
Issuance of common stock through private placement	2,380,952	—	50,000	—	—	50,000	—	50,000
Balance as of June 30, 2024	126,886,102	$13	$2,053,326	$(104,008)	$(433,985)	$1,515,346	$53,823	$1,569,169
Net income (loss)	—	—	—	—	19,753	19,753	89	19,842
Foreign currency translation adjustments, net of tax	—	—	—	39,570	—	39,570	—	39,570
Equity in income of equity method investees	—	—	—	(140)	—	(140)	—	(140)
Equity-based compensation and others[1]	55,493	—	13,609	—	—	13,609	234	13,843
Issuance of common stock for exercise of over-allotment	1,371,549	—	26,576	—	—	26,576	—	26,576
Balance as of September 30, 2024	128,313,144	$13	$2,093,511	$(64,578)	$(414,232)	$1,614,714	$54,146	$1,668,860

Balance as of January 1, 2025	128,587,944	$13	$2,103,931	$(124,620)	$(507,197)	$1,472,127	$47,754	$1,519,881
Net income (loss)	—	—	—	—	(22,389)	(22,389)	233	(22,156)
Foreign currency translation adjustments, net of tax	—	—	—	6,533	—	6,533	22	6,555
Equity in income of equity method investees	—	—	—	(143)	—	(143)	—	(143)
Equity-based compensation and others	1,584,337	—	11,419	—	—	11,419	212	11,631
Balance as of March 31, 2025	130,172,281	$13	$2,115,350	$(118,230)	$(529,586)	$1,467,547	$48,221	$1,515,768
Net income (loss)	—	—	—	—	(4,326)	(4,326)	245	(4,081)
Foreign currency translation adjustments, net of tax	—	—	—	39,560	—	39,560	865	40,425
Equity in income of equity method investees	—	—	—	568	—	568	—	568
Equity-based compensation and others	420,395	—	7,376	—	—	7,376	224	7,600
Balance as of June 30, 2025	130,592,676	$13	$2,122,726	$(78,102)	$(533,912)	$1,510,725	$49,555	$1,560,280
Net income (loss)	—	—	—	—	(11,647)	(11,647)	331	(11,316)
Foreign currency translation adjustments, net of tax	—	—	—	(20,419)	—	(20,419)	(386)	(20,805)
Equity in income of equity method investees	—	—	—	274	—	274	—	274
Equity-based compensation and others	135,071	—	8,792	—	—	8,792	79	8,871
Balance as of September 30, 2025	130,727,747	$13	$2,131,518	$(98,247)	$(545,559)	$1,487,725	$49,579	$1,537,304

1.During the nine months ended September 30, 2024, the Company recorded a dividend of $17.3 million as a reduction in additional paid-in capital for stock options granted to NAVER's employees who did not provide services to the Company.
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

WEBTOON Entertainment Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands of USD)

	For the Nine Months Ended
	September 30, 2025	September 30, 2024
Operating activities:
Net income (loss)	$(36,902)	$(50,349)
Adjustments to reconcile net loss to cash provided by operating activities:
Allowance for credit losses	274	2,482
Depreciation and amortization	24,784	27,953
Operating lease expense	7,209	8,013
Loss (gain) on foreign currency, net	(2,540)	(616)
Deferred tax expense (benefit)	(8,697)	(23,698)
Loss (gain) on debt and equity securities, net	4,016	(5,143)
Change in severance benefit, net	1,764	(2,415)
Loss (gain) on equity method investments, net	(1,647)	1,069
Contingent consideration liability	—	(3,713)
Stock-based compensation	35,123	72,114
Gain on disposal of right-of-use assets	—	(1,883)
Other non-cash items	(7)	2,751
Changes in operating assets and liabilities
Changes in receivables	995	(25,706)
Changes in other assets	230	(46,334)
Changes in accounts payable	2,764	2,109
Changes in accrued expenses	(15,388)	30,299
Changes in contract liabilities	(1,856)	34,348
Changes in other liabilities	(2,599)	12,256
Changes in operating lease liabilities	(5,507)	(7,318)
Payment of severance benefits, net of cash transferred	1,878	320
Other operating activities	(316)	—
Net cash provided by (used in) operating activities	$3,578	$26,539
Investing activities:
Proceeds from maturities of short-term investments	32,515	63,205
Proceeds from sale of debt and equity securities	—	2,975
Proceeds from sale of property and equipment	253	124
Purchases of property and equipment	(6,984)	(1,313)
Purchases of debt and equity securities	(6,664)	—
Proceeds from sale of equity method investments	—	5,963
Payment made for short-term investments	(17,423)	(68,369)
Payment made for loan receivable	(909)	(178)
Purchases of intangible assets	(7,168)	(7,678)
Purchases of equity method investments	—	(5,792)
Acquisitions of businesses, net of cash	(148)	—
Disposal of businesses, net of cash disposed	—	(361)
Proceeds from loan receivable	1,379	192
Other investing activities	120	2
Net cash provided by (used in) investing activities	$(5,029)	$(11,230)

Financing activities:
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts and commissions	—	292,950
Proceeds from issuance of common stock related to private placement	—	50,000
Proceeds from stock option exercise	1,264	574
Proceeds from exercise of over-allotment, net of underwriting discounts and commissions	—	26,786
Proceeds from short-term borrowings	143	—
Payments of initial public offering costs		(11,154)
Repayments of short-term borrowings	—	(3,639)
Payment of contingent consideration related to business acquisition	—	(1,849)
Net cash provided by (used in) financing activities	$1,407	$353,668
Effect of exchange rate changes on cash and cash equivalents	12,217	(15,206)
Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	12,173	353,771
Cash and cash equivalents at beginning of the year	572,402	231,745
Cash and cash equivalents at end of the year	$584,575	$585,516
Supplemental disclosure:
Income taxes paid	$18,097	$23,683
Interest paid	1	85
Increase in right-of-use assets recognized from new lease agreements	13,410	11,910
Reclassification of deferred offering costs to additional paid-in capital upon IPO	—	11,215
Deferred offering costs not yet paid	—	270
Reclassification of debt and equity securities to equity method investments	—	19,422
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
Concentrations of Credit Risk
Cash and cash equivalents, receivables and loan receivables are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with several financial institutions that management believes are of high credit quality. The Company’s receivables include amounts concentrated with three payment gateway companies representing 57.7% and 54.9% of the total receivables balance as of September 30, 2025 and December 31, 2024, respectively. Three borrowers represent 89.1% and 89.0% of the total loan receivables balance as of September 30, 2025, and December 31, 2024, respectively.
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
Phantom Units
During the nine months ended September 30, 2025, the Company granted awards in the form of "Phantom Units," which provide recipients with the right to receive cash payments, less applicable withholding, equivalent to the fair market value of one share of the Company's common stock on the applicable vesting date, multiplied by the number of Phantom Units that vest. While these Phantom Units do not confer ownership rights, they are also entitled to dividends, if declared, equivalent in an amount in cash and form equal to the dividend that would have been paid on the shares underlying the Phantom Unit had such shares been outstanding on such record date. Any such dividend equivalents shall be subject to the same vesting conditions applicable to the underlying Phantom Unit with respect to which they accrue.
Phantom Units are recorded as an expense based on the fair value of the units on the balance sheet date. The fair value of these awards is updated at each balance sheet date and changes in the fair value of the vested portions of the awards are recorded as increases or decreases to compensation expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss. All of the outstanding Phantom Units at September 30, 2025, met the criteria to be treated under liability classification in accordance with ASC 718, given that these awards will settle in cash on the vesting date. See Note 8. Stock-Based Compensation for more information on the Company's Phantom Units.
Recent Accounting Pronouncements Yet to Be Adopted
In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets,” which provides an expedient for measuring expected credit losses on current trade receivables and contract assets by assuming that current conditions remain unchanged over the life of the asset, and for non-public business entities, an accounting policy election to consider subsequent cash collections. The amendments are effective for annual and interim periods beginning after December 15, 2025, with early adoption permitted. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.
In September 2025, the FASB issued Accounting Standards Update No. 2025-06, “Intangibles—Goodwill and Other Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software,” which modernizes the accounting for software costs by removing all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout Subtopic 350-40. The amendments are effective for annual and interim periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

Note 2. Revenue
Disaggregation of Revenue
The following table shows revenues disaggregated by revenue stream for the three and nine months ended September 30, 2025, and September 30, 2024, respectively:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(in thousands of USD)		(in thousands of USD)
Paid Content	$286,814	$285,228	$821,953	$812,791
Advertising	39,367	43,384	124,485	120,800
IP Adaptations	51,860	19,303	105,581	62,040
Total	$378,041	$347,915	$1,052,019	$995,631
The revenue stream disaggregation above takes into consideration how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Paid content revenue is generated from the provision of platform services that enable users to access content. Paid content revenue also includes $2.8 million and $2.8 million of physical book sales through the platform for three months ended September 30, 2025 and 2024, respectively, and $8.3 million and $8.0 million of physical book sales through the platform for nine months ended September 30, 2025 and 2024, respectively.
Advertising revenue represents amounts earned for the display of advertisements on our offerings or product placement within content.
IP Adaptations include the internal development of film, streaming series, or other rich media format adaptations commissioned by third party studios or streaming platforms. The license fees generated from sub-licensing content to third parties were $3.8 million and $3.2 million for the three months ended September 30, 2025, and 2024, respectively, and $9.9 million and $10.0 million for the nine months ended September 30, 2025, and 2024, respectively. We also had $1.8 million and $1.8 million of merchandise sales generated through external platforms, IP royalties, and pop-up stores for the three months ended September 30, 2025, and 2024, respectively and $3.8 million and $10.6 million for the nine months ended September 30, 2025, and 2024, respectively.

The following table shows disaggregation of revenue by geography for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(in thousands of USD)		(in thousands of USD)
Korea	$152,827	$127,761	$396,314	$372,628
Japan	179,624	174,213	521,763	484,861
Rest of World	45,590	45,941	133,942	138,142
Total	$378,041	$347,915	$1,052,019	$995,631
Contract Liabilities
Contract liabilities primarily include payments received for virtual currency prior to the Company satisfying its performance obligation to deliver content to the customer.
We recognized revenues of $77.0 million and $72.2 million during the three months ended September 30, 2025, and 2024, respectively, and $80.1 million and $70.1 million during the nine months ended September 30, 2025, and 2024, respectively, that were included within Contract liabilities on the Condensed Consolidated Balance Sheets as of the beginning of the respective period.
Our remaining performance obligations were $88.2 million and $85.9 million as of September 30, 2025 and December 31, 2024, respectively, and we expect to recognize the entire amounts within one year of the respective dates.
Note 3. Earnings (loss) per share
Basic earnings (loss) per share is computed using the weighted-average number of outstanding shares of common stock during the period, including vested restricted stock units ("RSUs"). Diluted earnings (loss) per share is computed using the weighted average number of outstanding shares of common stock and, potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of incremental shares issuable upon the assumed exercise of stock options and vesting of unvested RSUs. For the three and nine months ended September 30, 2025, and 2024, the Company's Korean subsidiaries and equity method investees each had outstanding stock options that will be settled in each respective subsidiary or equity method investee's common shares. The numerator of the Company's earnings (loss) per share include the Parent's proportionate share of the diluted earnings or loss per share impact of outstanding subsidiaries and equity method investees' stock options.

The following table sets forth the computation of basic and diluted earnings (loss) per share, as adjusted on a retrospective basis to reflect the Stock Split as discussed in Note 1. Description of Business and Summary of Significant Accounting Policies, for the three and nine months ended September 30, 2025 and 2024, respectively (in thousands of USD, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Basic earnings (loss) per share:
Net income (loss) attributable to WEBTOON Entertainment Inc.	$(11,647)	$19,753	$(38,362)	$(50,940)
Add: allocation to subsidiary / equity method investee participating security[1]	(40)	—	(165)	123
Net income (loss) available to WEBTOON Entertainment Inc.	$(11,687)	$19,753	$(38,527)	$(50,817)
Shares used in computation:
Weighted-average common shares outstanding	130,644,101	128,327,971	130,204,411	116,023,733
Basic earnings (loss) per share:	$(0.09)	$0.15	$(0.30)	$(0.44)
Diluted earnings (loss) per share:
Net income (loss) attributable to WEBTOON Entertainment Inc.	$(11,687)	$19,753	$(38,527)	$(50,817)
Add: dilutive impact of subsidiary / equity method investee stock options	(3)	(2)	(8)	(6)
Diluted net income (loss) available to WEBTOON Entertainment Inc.	$(11,690)	$19,751	$(38,535)	$(50,823)
Shares used in computation:
Weighted-average common shares outstanding	130,644,101	128,327,971	130,204,411	116,023,733
Dilutive effect of stock options and unvested RSUs	—	2,489,905	—	—
Diluted weighted-average common shares outstanding	130,644,101	130,817,876	130,204,411	116,023,733
Diluted earnings (loss) per share	$(0.09)	$0.15	$(0.30)	$(0.44)
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
The following potentially dilutive outstanding securities were excluded from the computation of diluted net earnings (loss) per share because their effect would have been anti-dilutive for the periods presented, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Stock options	10,605,958	2,755,529	10,605,958	10,987,180
Unvested RSUs	3,369,705	1,620,028	3,369,705	2,539,868
Subsidiary / equity method investee stock options	332,017	332,597	332,017	332,597
Total	14,307,680	4,708,154	14,307,680	13,859,645

Note 4. Prepaid Expenses and Other Assets, net
Other Current Assets, net

	As of
	September 30, 2025	December 31, 2024
	(in thousands of USD)
Advance payments, net	$40,120	$47,545
Term deposits	12,461	26,328
Prepaid expenses	17,612	14,008
Other current assets, net	10,153	6,902
Total other current assets, net	$80,346	$94,783
Advance payments are primarily comprised of the advance payments for production of film contents and the payment of minimum guarantees to creators or publishers for their provision of content, such as web-comics, on the Company’s platform.
The advance payments for production of film contents are directly related to the contract that will be used to satisfy a future performance obligation and are expected to be recovered. These costs are amortized on a systematic basis consistent with the transfer of services to the customer to which the asset relates. The Company's balance of advance payments due to film production contracts were $30.1 million and $35.1 million as of September 30, 2025 and December 31, 2024, respectively.
The advance payments for minimum guarantee are amortized as associated commission expenses payable to creators or publishers are incurred. When the Company determines the estimated future commission expenses payable are less than the carrying amount of such advance payments, the remaining portion of that advance payment is charged to expense in the period in which such determination is made. The Company charged advance payments to expense due to such determination in the amounts of $0.5 million and $0.2 million as of September 30, 2025 and December 31, 2024, respectively.
As of September 30, 2025 and December 31, 2024, $8.9 million and $8.0 million of the term deposit balance was pledged to Sumitomo Mitsui Banking Corporation as a compensating balance deposit on contract liabilities of the Company’s subsidiary in accordance with the Payment Services Act in Japan, respectively.
Other Non-Current Assets, net

	As of
	September 30, 2025	December 31, 2024
	(in thousands of USD)
Advance payments, net	$31,965	$29,222
Long-term loans, net	31,838	31,859
Other non-current assets, net	9,490	4,825
Total other non-current assets, net	$73,293	$65,906
Long-term advance payments represent the portion of advance payments expected to remain on the balance sheet beyond one year. When the Company determines the estimated future commission expenses payable are less than the carrying amount of the long-term advance payments, the remaining portion of that long-term advance payment is charged to expense in the period in which such determination is made. The Company's balance of advance payments due to film production contracts were $10.2 million and $8.5 million, and charged long-term advance payments to expense due to such determination in the amounts of $7.3 million and $6.9 million as of September 30, 2025 and December 31, 2024, respectively.

Note 5. Property and Equipment, net

	As of
	September 30, 2025	December 31, 2024
	(in thousands of USD)
Equipment	$16,693	$10,457
Others	969	1,012
Property and equipment	$17,662	$11,469
Less: Accumulated depreciation	(9,011)	(7,687)
Property and equipment, net	$8,651	$3,782
Note 6. Leases
Supplemental disclosure of cash flow information related to operating leases is as follows for the nine months ended September 30, 2025 and 2024, respectively:

	Nine Months Ended
	September 30, 2025	September 30, 2024
	(in thousands of USD)
Cash paid for amounts included in the measurement of operating lease liabilities	$5,507	$7,318
Right-of-use assets obtained in exchange for operating lease liabilities	$13,410	$11,910
In March 2025, Line Digital Frontier entered into two lease agreements for office space. The leases commenced in March 2025, and expire in February 2030, with monthly payments of $0.1 million each, at a discount rate of 2.9%. Upon commencement, each of the two leases was recognized as a right-of-use asset in the amounts of $6.0 million and $6.0 million, respectively.
The Company subleases a portion of the operating lease right-of-use assets for buildings. Total other income generated from subleases was $0.1 million and $0.1 million for the three months ended September 30, 2025 and 2024, respectively and $0.2 million and $0.3 million for the nine months ended September 30, 2025 and 2024, respectively, and is included within Other income (loss), net of the Condensed Consolidated Statements of Operations and Comprehensive Loss.
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
Legal Proceedings
The Company is involved in a number of claims pending with various courts, or otherwise unresolved as of September 30, 2025. Adverse results in these claims may include awards of damages and may also result in, or even compel a change in the Company’s business practices, which could materially impact the Company’s future financial results. The Company cannot determine the potential loss or a range of possible losses for cases in their initial stages or where there is an unclear and inconsistent interpretation of laws related to the industry-specific grievances across various jurisdictions. The outcome of pending lawsuits and claims cannot be anticipated with certainty and the timing and outcome of ongoing legal proceedings are uncertain by nature. Therefore, the resolution of one or more of these legal matters against the Company during the same reporting period in excess of management's projections could negatively impact the Company's unaudited Condensed Consolidated Financial Statements for that reporting period.
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
Note 8. Stock-Based Compensation
Restricted Stock Units
The table below summarizes the Company’s RSU activity for the nine months ended September 30, 2025:

	Number of RSUs	Weighted Average Grant-Date Fair Value
Balance as of January 1, 2025	2,635,775	$22.00
Granted	3,225,189	9.05
Forfeited	(157,654)	10.95
Vested	(2,333,605)	16.79
Balance as of September 30, 2025	3,369,705	$13.71
As of September 30, 2025, the total unrecognized compensation expense related to unvested RSUs was $31.9 million and is expected to be recognized over the remaining weighted-average service period of 1.5 years using the straight-line method and graded-vesting methods, as appropriate, net of estimated forfeitures.
The following table presents the effects of all stock-based compensation in the Condensed Consolidated Statements of Operations and Comprehensive Loss:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(in thousands of USD)		(in thousands of USD)
Cost of revenue	$2,134	$2,492	$8,108	$8,109
Marketing	330	357	1,355	1,112
General and administrative expenses	7,161	11,609	25,660	62,893
Total	$9,625	$14,458	$35,123	$72,114

The following table summarizes the Company's Phantom Unit activity for the nine months ended September 30, 2025:

	Number of Phantom Units	Weighted Average Grant-Date Fair Value
Balance as of January 1, 2025	—	$—
Granted	557,180	9.04
Forfeited	(7,728)	9.04
Vested	(207,033)	9.04
Balance as of September 30, 2025	342,419	$9.04
As of September 30, 2025, the Company recognized stock-based compensation expense related to the Phantom Units of $4.3 million. Compensation expense for the Phantom Units is based on the fair value of the units as of the balance sheet date, as further discussed in Note 1. Description of Business and Summary of Significant Accounting Policies, and such costs are recognized ratably over the service period of the awards. As the fair value of liability awards is required to be re-measured each period end, stock compensation expense amounts recognized in future periods for these awards will vary. The estimated future cash payments of these awards are presented within accrued expenses on the Company's Condensed Consolidated Balance Sheets. The total unrecognized compensation expense related to unvested Phantom Units is $4.3 million and is expected to be recognized over the remaining weighted-average service period of 1.2 years using the straight-line method, net of estimated forfeitures.

Note 9. Income Taxes
The Company is subject to U.S. federal and various state corporate income taxes as well as taxes in foreign jurisdictions where foreign subsidiaries have been established.
The Company recorded an income tax expense/(benefit) of $0.6 million and $(9.9) million in the three months ended September 30, 2025, and 2024, respectively, and $2.3 million and $(1.3) million in the nine months ended September 30, 2025, and 2024, respectively. The effective tax rate was (6.0)% and (6.8)% for the three and nine months ended September 30, 2025, respectively.
During the nine months ended September 30, 2025, the Company recognized a net discrete tax expense of $1.1 million, primarily due to return-to-provision true up adjustments in Korea and Japan tax return filings. During the nine months ended September 30, 2024, the Company recognized a net discrete tax (benefit) of $(12.1) million primarily due to the change in valuation allowance upon completion of the LDF-eBIJ merger.
The Company’s income tax provision for the nine months ended September 30, 2025, is determined using an estimate of the Company’s annual effective tax rate, adjusted for any discrete items reflected in the relevant period. The effective tax rate for the nine months ended September 30, 2025, and 2024 was (6.8)% and 2.6%, respectively. The change in effective tax rate is primarily driven by the change in jurisdictional profits and losses. The provision for income taxes differs from the amount of income tax computed by applying the U.S. statutory federal tax rate of 21% to the loss before income taxes primarily attributable to state income taxes, foreign income taxes including foreign withholding taxes, and non-recognition deferred tax assets as the Company established a full valuation allowance against U.S. deferred tax assets and deferred tax assets for the majority of its subsidiaries that generated taxable losses.
On July 4, 2025, the United States enacted tax reform legislation through the One Big Beautiful Bill Act (“OBBBA”), which contains several changes to key U.S. federal income tax laws, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatments for certain business provisions. The legislation has multiple effective dates, with some provisions effective in 2025 and others implemented through 2027. The Company has reviewed the provisions of the OBBBA to determine the potential impact on the Company’s financial statements. Based on this review, the Company does not expect the OBBBA to have a material impact on its income taxes, including current and deferred tax balances and the effective tax rate. As of September 30, 2025, the Company is still in the process of evaluating the full impact of the OBBBA, and any material changes to the Company’s assessment will be disclosed in future filings as required.

Note 10. Retirement Benefits
Defined severance benefits
The following table provides the components of net periodic benefit costs (income):

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(in thousands of USD)		(in thousands of USD)
Current service costs	$1,248	$1,337	$3,669	$4,021
Interest expense	281	323	826	979
Actuarial gain	(930)	(2,449)	(2,731)	(7,419)
Net periodic benefit costs (income)	$599	$(789)	$1,764	$(2,419)
Defined severance contribution
Defined severance expense was $0.5 million and $0.3 million for the three months ended September 30, 2025 and 2024, respectively, and $1.5 million and $2.2 million for the nine months ended September 30, 2025 and 2024, respectively.
Note 11. Segment and Geographic Information
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
The following table presents reportable segment profit and loss, including significant expense categories, attributable to the Company's reportable segment for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(in thousands of USD)		(in thousands of USD)
Revenue	$378,041	$347,915	$1,052,019	$995,631

Cost of revenue	295,267	256,534	810,355	738,834
Marketing	35,166	32,719	97,779	75,645
General and administrative expenses - labor related	17,865	15,257	66,807	88,252
General and administrative expenses - non-labor related	44,621	51,490	127,353	165,893
Interest income	(4,638)	(6,512)	(14,661)	(9,790)
Interest expense	2	—	6	44
Loss (income) on equity method investment, net	(1,709)	138	(1,647)	1,070
Other loss (income), net	1,891	(11,798)	588	(12,644)
Income tax expense (benefit)	626	(9,899)	2,341	(1,324)
Net Income (Loss)	$(11,050)	$19,986	$(36,902)	$(50,349)

The following non-cash expense items are also included in the measure of segment profit or loss reviewed by the CODM:
Stock-based compensation	$7,915	$13,177	$30,842	$68,305
Depreciation and amortization	$7,940	$10,003	$24,784	$27,953

Geographic Information
Refer to Note 2. Revenue for revenues by location. The Company’s long-lived tangible assets as well as the Company’s operating lease right-of-use assets recognized on the Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, were located as follows:

	As of
	September 30, 2025	December 31, 2024

	(in thousands of USD)
Korea	$15,842	$17,465
Japan	17,090	182
Rest of World	1,663	2,784
Total long-lived tangible assets and operating lease right-of-use assets	$34,595	$20,431

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
The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of September 30, 2025 and December 31, 2024. These ranges do not represent a range of values for any single instrument. For example, the lowest discount rate for a particular redeemable convertible preferred stock investment may be appropriate for valuing that specific debt security but may not be appropriate for valuing any other debt securities in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Amount	Valuation Techniques	Significant Unobservable Inputs	Range of Significant Unobservable Inputs
As of September 30, 2025
Debt Securities
Redeemable convertible preferred stock	$52,247	Option pricing model	Discount rate	8.25%-28.11%
			Volatility	45.45%-66.30%
Total	$52,247
Equity Securities
Redeemable convertible preferred stock	$15,000	Measurement alternative
Contribution to investment fund	514	Measurement alternative
Private equity securities	752	Measurement alternative
Convertible preferred stock	6,000	Option pricing model	Discount rate	2.77%-16.71%
			Volatility	44.96%-50.40%
Simple Agreement For Future Equity (SAFE)	1,000	Measurement alternative
Total	$23,266

As of December 31, 2024
Debt Securities
Redeemable convertible preferred stock	$48,142	Option pricing model	Discount rate	9.01%-21.94%
			Volatility	41.6%-66.30%
Total	$48,142
Equity Securities
Redeemable convertible preferred stock	$15,000	Measurement alternative
Contribution to investment fund	506	Measurement alternative
Private equity securities	51	Measurement alternative
Convertible preferred stock	5,477	Option pricing model	Discount rate	3.00%-16.71%
			Volatility	44.96%-50.60%
Simple Agreement For Future Equity (SAFE)	1,000	Measurement alternative
Total	$22,034
As noted above, either the binomial optional pricing model or market approach were used in the determination of fair value of Level 3 assets as of September 30, 2025 and December 31, 2024. The significant unobservable inputs used in the binomial option pricing model are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments. The significant unobservable inputs used in the market approach are based on market comparable transactions and market multiples of publicly traded comparable companies. Increases or decreases in market comparable transactions or market multiples would result in an increase or decrease in the fair value.

The below tables present a summary of changes in fair value of Level 1 and Level 3 assets, included within Debt and equity securities in the Condensed Consolidated Balance Sheets, by investment type (in thousands of USD):

	Nine Months Ended September 30, 2025
	Level 1	Level 3		Total
	Equity Securities	Equity Securities	Debt Securities	Debt & Equity Securities
Beginning balance, January 1	$3	$22,034	$48,142	$70,179
Purchases	-	-	3,790	3,790
Net unrealized gain (loss)	-	225	(1,169)	(944)
Currency translation differences	-	12	87	99
Ending balance, March 31	$3	$22,271	$50,850	$73,124
Net unrealized gain (loss)	-	(6)	(1,440)	(1,446)
Currency translation differences	-	509	4,078	4,587
Ending balance, June 30	3	22,774	53,488	76,265
Purchases	—	708	2,166	2,874
Net unrealized gain (loss)	(2)	15	(1,654)	(1,641)
Currency translation differences	—	(231)	(1,753)	(1,984)
Ending balance September 30,	$1	$23,266	$52,247	$75,514

	Nine Months Ended September 30, 2024
	Level 1	Level 3		Total
	Equity Securities	Equity Securities	Debt Securities	Debt & Equity Securities
Beginning balance, January 1	$16,109	$26,847	$48,277	$91,233
Business disposition	-	(776)	6,522	5,746
Net unrealized gain (loss)	3,352	19	-	3,371
Sales and settlement	-	(4)	-	(4)
Reclassification	(18,701)	-	-	(18,701)
Currency translation differences	(757)	(398)	(2,148)	(3,303)
Ending balance, March 31	$3	$25,688	$52,651	$78,342
Net unrealized gain (loss)	-	1,852	-	1,852
Sales and settlement	-	(2,709)	(19)	(2,728)
Currency translation differences	-	(535)	(1,607)	(2,142)
Ending balance, June 30	3	24,296	51,025	75,324
Currency translation differences	—	491	2,692	3,183
Ending balance, September 30	$3	$24,787	$53,717	$78,507

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
For the nine months ended September 30, 2025 and 2024, the Company did not recognize any realized gain or loss on its Level 3 equity or debt securities.

Note 13. Related Party Transactions
The Company’s Related Parties
NAVER and LY Corporation ("LY," formerly named Z Holdings Corporation) are the primary shareholders of the Parent. Related parties include NAVER's controlled affiliates, Company's management, Company directors, and stakeholders that hold significant influence over the Company. During the three and nine months ended September 30, 2025, and 2024, the Company provided advertising services to NAVER group companies and LY giving rise to related party receivables as of September 30, 2025, and December 31, 2024. Additionally, during the three and nine months ended September 30, 2025, and 2024, the Company received brand-usage and outsourcing services from NAVER and LY, which resulted in the Company recognizing related party payables as of September 30, 2025, and December 31, 2024.
In addition to the transactions mentioned above, the Company has a history of renting facilities from its parent, NAVER. Related party operating lease expenses were $1.3 million and $1.6 million during the three months ended September 30, 2025, and 2024, respectively, and $2.9 million and $4.6 million during the nine months ended September 30, 2025, and 2024, respectively, with related lease obligations of $12.1 million and $13.0 million as of September 30, 2025, and December 31, 2024, respectively (Refer to Note 6. Leases for additional information).
The Company also subleases part of its office space to other related parties and the total other income generated from subleases was $0.1 million and $0.1 million for the three months ended September 30, 2025, and 2024, respectively, and $0.1 million and $0.2 million for the nine months ended September 30, 2025, and 2024, respectively.
Related Party Transactions and Balances
The Company entered into the following significant related party transactions during the periods presented:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(in thousands of USD)		(in thousands of USD)
Revenue generated	$17,029	$21,744	$53,020	$55,911
Cost of revenue incurred	28,207	27,318	84,737	67,780
Marketing expenses incurred (cost reimbursed)	(2,089)	(1,920)	(7,540)	(4,861)
General and administrative expenses incurred	7,629	9,285	21,565	23,666
Other income, net	433	456	1,268	3,135
*all expenses are net amounts including reimbursement from its related parties
The Company had the following significant balances due from and due to related parties as of September 30, 2025, and December 31, 2024:

	As of
	September 30, 2025	December 31, 2024
Due from related parties	(in thousands of USD)
Receivables	$55,054	$59,495
Other current assets	5,500	9,258
Other non-current assets	4,699	3,569
Loan receivables	29,347	28,503
Due to related parties
Current portion of operating lease liabilities	5,360	3,506
Operating lease liabilities	6,734	9,519
Accounts payable	18,986	17,173
Accrued expenses	6,622	5,562
Contract liabilities	107	—
Other	2	3

Note 14. Disposition
Jakga
On March 28, 2024, the Company entered into a stock transfer agreement with a third party (the “Buyer”), pursuant to which the Buyer agreed to acquire 0.3% of Jakga voting interests from the Company. The Company completed the sale for consideration of $0.1 million in cash. On the same day, Jakga entered into a share investment agreement with another third party, pursuant to which Jakga issued new shares of redeemable convertible preferred stock representing 3.5% of the voting equity interest of Jakga. Following the completion of the stock transfer agreement and the share investment agreement, the Company entered into a shareholder’s agreement to forgo its ability to appoint a member on Jakga’s board of directors to divest Jakga. The stock transfer agreement, share investment agreement, and shareholder’s agreement (collectively, the “Jakga Transactions”) resulted in a dilution of the Company’s ownership to 49.2% and losing controlling financial interest in Jakga. The Company deconsolidated Jakga on March 28, 2024 and accounted for the retained common stock as an equity method investment and the retained redeemable convertible preferred stock as a debt security (see additional details related to the redeemable preferred stock in Note 12. Fair Value Measurements). Jakga became a related party of the Company after the deconsolidation. As of the disposition date, the retained common stock and redeemable convertible preferred stock in Jakga were measured at fair value using a discounted cash flow model applying a discount rate of 15.1% and a terminal growth rate of 1.0% incorporating historical financial information, business plans of Jakga, and market outlook information. The Company recorded a $2.5 million loss on disposition of Jakga in Other income (loss), net in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss for the nine months ended September 30, 2024. The loss includes the accounting for assets sold, liabilities transferred upon sale and the loss of $2.1 million relating to the remeasurement of the retained interest in Jakga.
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

Note 16. Redeemable Non-Controlling Interest in Subsidiary
The following table summarizes the activity related to the redeemable non-controlling interest in the subsidiary for the periods indicated below (in thousands of USD):

	2025	2024
Balance as of January 1	$36,580	$41,429
Comprehensive income attributable to redeemable non-controlling interest	204	96
Balance as of March 31	$36,784	$41,525
Comprehensive income attributable to redeemable non-controlling interest	893	181
Balance as of June 30	$37,677	$41,706
Comprehensive income (loss) attributable to redeemable non-controlling interest	(45)	143
Balance as of September 30	$37,632	$41,849
Note 17. Non-Controlling Interest in Subsidiaries
The Company has non-controlling interests in several of its subsidiaries. The balances of non-controlling interest as of September 30, 2025, and December 31, 2024, are as follows (in thousands of USD):

	As of
	September 30, 2025	December 31, 2024
Munpia[1]	$48,442	$46,593
Bootcamp[2]	1,137	1,161
Total	$49,579	$47,754
___________________________________________________________________________
1.The Munpia non-controlling interest balance excludes redeemable non-controlling interest (See Note 16. Redeemable Non-Controlling Interest in Subsidiary for detail).
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
As of the quarter ended September 30, 2025, our global MAU was approximately 155.4 million. The global MAU decreased by approximately 8.5% compared to September 30, 2024, primarily due to declines of MAU in Korea and ROW.
•In Korea, our MAU was approximately 24.6 million as of the quarter ended September 30, 2025, compared to MAU of 28.1 million as of the same quarter of 2024.
•In Japan, our MAU have reached 25.3 million as of the quarter ended September 30, 2025, compared to MAU of 22.5 million as of the same quarter of 2024, largely attributable to growth in eBookJapan and increased investments in marketing.
•In Rest of World, our MAU was 105.5 million as of the quarter ended September 30, 2025, which declined from 119.3 million as of the comparable prior year period. The decrease was primarily attributable to government bans on Wattpad in certain countries, as well as the impact of a Wattpad security upgrade which unintentionally affected search engine indexing, causing a dip in search traffic. We fully resolved the search engine indexing issue during the quarter and saw sequential stability in Wattpad MAU in the second half of the quarter as a result.
Trends in Monthly Paying Users (MPU)
We define MPU as users who have paid to access Paid Content in the applicable calendar month, averaged over each month in the given period. We define paying ratio as the ratio of MPU divided by MAU for the respective periods.
We view MPU and paying ratio to be indicators of the strength of our monetization.
As of the quarter ended September 30, 2025, our global MPU was 7.7 million with a paying ratio of 5.0%, which is an increase of 0.3% compared to the paying ratio for the quarter ended September 30, 2024, of 4.6%. By geographic regions, Korea, Japan, and Rest of World contributed 47.8%, 30.1% and 22.1% of global MPU, respectively.
•In Korea, our MPU have decreased to around 3.7 million with a paying ratio of 14.9%, compared to MPU of approximately 3.9 million and a paying ratio of 13.8% as of the quarter ended September 30, 2024. While our MPU decreased from the comparable quarter of 2024, our paying ratio increased approximately 1.2% from the comparable quarter of 2024.
•In Japan, our MPU have reached 2.3 million with a paying ratio of 9.1%, compared to MPU of 2.3 million and a paying ratio of 10.3% as of the quarter ended September 30, 2024.
•In Rest of World, our MPU is 1.7 million with a paying ratio of 1.6% compared to MPU of 1.7 million and a paying ratio of 1.4% in the prior year's comparable quarter.
Trends in Paid Content Average Revenue per Paying User (ARPPU)
We define ARPPU as average Paid Content revenue in a given month divided by the number of MPU for such month, averaged over each month in the given period.
We view ARPPU to be an indicator of both the strength of engagement and Paid Content monetization on our platform. Units are in U.S. dollars.
Engagement is a key aspect to drive our monetization. Our ARPPU has increased over time as our users explored more titles and purchased more episodes behind our paywall. For the quarter ended September 30, 2025, our ARPPU has increased to $12.4, or 2.8% growth compared to the same quarter of 2024. The growth in ARPPU was driven primarily by our strategic effort to shift users from web to the app, as app users are more engaged and present better monetization opportunities.
•In Korea, our ARPPU for the quarter ended September 30, 2025 has increased to $8.0, or 1.3% increase compared to the same quarter of 2024.
•In Japan, our ARPPU for the quarter ended September 30, 2025 has increased to $23.6, or 2.4% increase compared to the same quarter of 2024.
•In Rest of World, our ARPPU for the quarter ended September 30, 2025 has increased to $6.8, or 1.4% growth compared to the same quarter of 2024.
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
General and Administrative Expenses
General and administrative expenses consist of all our operating costs, excluding cost of revenue and marketing, and include costs related to operating and maintaining our platform, general corporate function costs, stock-based compensation expense (benefit) and depreciation and amortization of non-operating assets. See Note 8. Stock-Based Compensation in the accompanying notes to our unaudited Condensed Consolidated Financial Statements included in this Report for more information.
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
Income Tax Expense
Income tax expense primarily includes income taxes in certain federal, state, local, and foreign jurisdictions in which we conduct our business, primarily in the U.S., Korea, Japan and Canada. Foreign jurisdictions have different statutory tax rates from those in the U.S. Additionally, certain of our foreign earnings may also be taxable in the U.S. Accordingly, our effective tax rate will vary depending on the relative proportion of foreign to domestic income, use of tax credits, changes in the valuation of our deferred tax assets and liabilities, and changes in tax laws. See Note 9. Income Taxes in the accompanying notes to our unaudited Condensed Consolidated Financial Statements included in this Report for more information.
Results of Operations
Condensed Consolidated Statements of Operations and Comprehensive Loss
The following table sets forth our condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024, respectively. We have derived this data from our unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. The information for each of the periods presented has been prepared on the same basis as our audited consolidated financial statements and, in the opinion of management, reflects all adjustments of a normal, recurring nature that are necessary for the fair statement of the results of operations for the period. This data should be read in conjunction with our audited consolidated financial statements in the Annual Report, and unaudited Condensed Consolidated Financial Statements included in this Report. Historical results are not necessarily indicative of the results that may be expected in the future.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands of USD)	2025	2024	% Change	2025	2024	% Change
Revenue	$378,041	$347,915	8.7%	$1,052,019	$995,631	5.7%
Cost of revenue	(295,267)	(256,534)	15.1%	(810,355)	(738,834)	9.7%
Marketing	(35,166)	(32,719)	7.5%	(97,779)	(75,645)	29.3%
General and administrative expenses	(62,486)	(66,747)	(6.4%)	(194,160)	(254,145)	(23.6%)
Operating income (loss)	(14,878)	(8,085)	84.0%	(50,275)	(72,993)	(31.1%)
Interest income	4,638	6,512	(28.8%)	14,661	9,790	49.8%
Interest expense	(2)	—	N/A	(6)	(44)	(86.4%)
Income (loss) on equity method investments, net	1,709	(138)	(1338.4%)	1,647	(1,070)	(253.9%)
Other income (loss), net	(1,891)	11,798	(116.0%)	(588)	12,644	(104.7%)
Income (loss) before income tax	(10,424)	10,087	(203.3%)	(34,561)	(51,673)	(33.1%)
Income tax benefit (expense)	(626)	9,899	(106.3%)	(2,341)	1,324	(276.8%)
Net income (loss)	(11,050)	19,986	(155.3%)	(36,902)	(50,349)	(26.7%)
Net income (loss) attributable to non-controlling interests and redeemable non-controlling interests	597	233	156.2%	1,460	591	147.0%
Total comprehensive income (loss) attributable to WEBTOON Entertainment Inc.	$(11,647)	$19,753	(159.0)%	$(38,362)	$(50,940)	(24.7%)

Comparison of the Three Months Ended September 30, 2025 and September 30, 2024
Revenue

	Three Months Ended September 30,
(in thousands of USD)	2025	2024	% Change
Revenue	$378,041	$347,915	8.7%
Paid Content	286,814	285,228	0.6%
Advertising	39,367	43,384	(9.3%)
IP Adaptations	51,860	19,303	168.7%
Revenue increased 8.7% for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The primary driver of the increase was the success of the IP Adaptation My Daughter is a Zombie, which was offset by a decrease in advertising revenue due to declines in the volume of ads from an ecommerce advertising partner.
Cost of Revenue

	Three Months Ended September 30,
(in thousands of USD)	2025	2024	% Change
Cost of revenue	(295,267)	(256,534)	15.1%
Our cost of revenue increased by $38.7 million, or 15.1%, for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. Our cost of revenue, as a percentage of revenue, has increased due to the higher attribution of free coins to cost of revenue. In addition, we have invested in labor to further improve our platform and drive growth.

Marketing

	Three Months Ended September 30,
(in thousands of USD)	2025	2024	% Change
Marketing	$(35,166)	$(32,719)	7.5%
Marketing expense increased by $2.4 million, or 7.5%, for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, as we continue to invest in marketing to drive growth.
General and Administrative Expenses

	Three Months Ended September 30,
(in thousands of USD)	2025	2024	% Change
General and administrative expenses	$(62,486)	$(66,747)	(6.4%)
General and administrative expenses decreased by $4.3 million, or 6.4%, for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The decrease in general and administrative expenses was largely driven by a decrease of approximately $4.4 million in stock compensation expense during the three months ended September 30, 2025, compared to the three months ended September 30, 2024.
Interest Income

	Three Months Ended September 30,
(in thousands of USD)	2025	2024	% Change
Interest income	$4,638	$6,512	(28.8%)
Interest income decreased by $1.9 million, or (28.8%), for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The decrease was primarily due to lower interest rates.
Income (Loss) on Equity Method Investment, Net

	Three Months Ended September 30,
(in thousands of USD)	2025	2024	% Change
Income (loss) on equity method investments, net	$1,709	(138)	(1338.4%)
Income (loss) on equity method investment, net, increased by $1.8 million, or 1338.4%, for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. See Note 15. Equity Method Investments in the accompanying notes to our unaudited Condensed Consolidated Financial Statements included in this Report for more information on the Company's equity method investments.
Other Income (Loss), Net

	Three Months Ended September 30,
(in thousands of USD)	2025	2024	% Change
Other income (loss), net	$(1,891)	$11,798	(116.0)%
Other income (loss), net, decreased by $13.7 million, or (116.0%), for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. This decrease was driven by losses on certain transactions due to changes in foreign currency exchange rates.
Income Tax Benefit (Expense)

	Three Months Ended September 30,
(in thousands of USD)	2025	2024	% Change
Income tax benefit (expense)	$(626)	$9,899	(106.3%)

Income tax benefit (expense) decreased by $10.5 million, or 106.3%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The decrease was primarily driven by the LDF valuation allowance release in the prior year due to the LDF-eBIJ Merger. See Note 9. Income Taxes in the accompanying notes to our unaudited Condensed Consolidated Financial Statements included in this Report for more information on our taxes.
Comparison of the Nine Months Ended September 30, 2025 and September 30, 2024
Revenue

	Nine Months Ended September 30,
(in thousands of USD)	2025	2024	% Change
Revenue	$1,052,019	$995,631	5.7%
Paid Content	821,953	812,791	1.1%
Advertising	124,485	120,800	3.1%
IP Adaptations	105,581	$62,040	70.2%
Revenue increased by $56.4 million, or 5.7%, for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The primary driver was an increase in IP Adaptations revenue of $43.5 million, or 70.2%, followed by increases of $9.2 million and $3.7 million in Paid Content and Advertising, respectively.
Cost of Revenue

	Nine Months Ended September 30,
(in thousands of USD)	2025	2024	% Change
Cost of revenue	$(810,355)	$(738,834)	9.7%
Our cost of revenue increased by $71.5 million, or 9.7%, for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, due to the higher attribution of free coins to cost of revenue, investments in labor to further improve our platform to drive growth, and overall increases in commissions and fees paid to creators, primarily associated with higher revenues.
Marketing

	Nine Months Ended September 30,
(in thousands of USD)	2025	2024	% Change
Marketing	$(97,779)	$(75,645)	29.3%
Marketing expenses increased by $22.1 million, or 29.3%, for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. These increases were a result of our continued investment in marketing to drive growth.
General and Administrative Expenses

	Nine Months Ended September 30,
(in thousands of USD)	2025	2024	% Change
General and administrative expenses	$(194,160)	$(254,145)	(23.6%)
General and administrative expenses decreased by $60.0 million, or 23.6%, for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The decrease in general and administrative expenses was largely driven by a decrease in stock compensation expense of approximately $37.2 million during the nine months ended September 30, 2025, and a one-time bonus of $30.0 million granted to the CEO for a successful IPO during the nine months ended September 30, 2024, which did not occur during the nine months ended September 30, 2025.

Interest Income

	Nine Months Ended September 30,
(in thousands of USD)	2025	2024	% Change
Interest income	$14,661	$9,790	49.8%
Interest income increased by $4.9 million, or 49.8%, for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The increase was primarily driven by higher balances due to proceeds from the IPO and higher interest rates compared to the prior year.
Income (Loss) on Equity Method Investment, Net

	Nine Months Ended September 30,
(in thousands of USD)	2025	2024	% Change
Income (loss) on equity method investments, net	$1,647	$(1,070)	(253.9%)
Income (loss) on equity method investment, net, increased by $2.7 million, or 253.9%, for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. See Note 15. Equity Method Investments in the accompanying notes to our unaudited Condensed Consolidated Financial Statements included in this Report for more information on the Company's equity method investments.
Other Income (Loss), Net

	Nine Months Ended September 30,
(in thousands of USD)	2025	2024	% Change
Other income (loss), net	$(588)	$12,644	(104.7%)
Other income (loss), net, increased by $13.2 million, or (104.7%), for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. This increase was attributable to gains related to certain transactions due to changes in foreign currency exchange rates.
Income Tax Benefit (Expense)

	Nine Months Ended September 30,
(in thousands of USD)	2025	2024	% Change
Income tax benefit (expense)	$(2,341)	$1,324	(276.8%)
Income tax expense increased by $3.7 million, or 276.8%, for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The increase was primarily driven by the LDF valuation allowance release during the nine months ended September 30, 2024 due to the LDF-eBIJ Merger and offset by the change in jurisdictional profits and losses. See Note 9. Income Taxes in the accompanying notes to our unaudited Condensed Consolidated Financial Statements included in this Report for more information on our taxes.

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

The following table presents a reconciliation of net loss to EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin for each of the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of USD, except percentages)	2025	2024	2025	2024
Net income (loss)	$(11,050)	$19,986	$(36,902)	$(50,349)
Interest income	(4,638)	(6,512)	(14,661)	(9,790)
Interest expense	2	—	6	44
Income tax expense (benefit)	626	(9,899)	2,341	(1,324)
Depreciation and amortization	7,940	10,003	24,784	27,953
EBITDA	$(7,120)	$13,578	$(24,432)	$(33,466)
Stock-based compensation expense(1)	9,625	12,262	35,123	68,305
Restructuring and IPO-related costs(2)	2,684	2,925	5,802	40,645
Loss (gain) on fair value instruments, net(3)	1,640	—	4,016	(5,143)
Loss (income) on equity method investments, net(4)	(1,709)	138	(1,647)	1,070
Adjusted EBITDA(5)	$5,120	$28,903	$18,862	$71,411
Net income (loss) margin	(2.9)%	5.7%	(3.5)%	(5.1)%
Adjusted EBITDA Margin	1.4%	8.3%	1.8%	7.2%
___________________________________________________________________________
(1)Represents non-cash stock-based compensation expense related to WEBTOON’s equity incentive plan and stock-based compensation plans of NAVER and Munpia, including amounts which are cash settled. See Note 8. Stock-Based Compensation in the accompanying notes to our unaudited Condensed Consolidated Financial Statements in this Report for further details on the amounts included within.
(2)Represents non-recurring expenses that we do not consider representative of the operating performance of the business. For the three and nine months ended September 30, 2025, these amounts include legal fees and advisory fees. For the three and nine months ended September 30, 2024, these amounts were comprised of a $30.0 million one-time CEO bonus and legal and advisory fees related to the IPO.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands of USD, except percentages)	2025	2024	Change	2025	2024	Change
Total Revenue	$378,041	$347,915	8.7%	$1,052,019	$995,631	5.7%
Effect of deconsolidated and transferred operations	-	-	N/A	-	(145)	(100.0%)
Effects of foreign currency rate fluctuations	1,414	-	N/A	24,024	-	N/A
Revenue on a Constant Currency Basis	$379,455	$347,915	9.1%	$1,076,043	$995,486	8.1%
Paid Content Revenue	286,814	285,228	0.6%	821,953	812,791	1.1%
Effect of deconsolidated and transferred operations	-	-	N/A	-	(120)	(100.0%)
Effects of foreign currency rate fluctuations	632	-	N/A	13,177	-	N/A
Paid Content Revenue on a Constant Currency Basis	$287,446	$285,228	0.8%	$835,130	$812,671	2.8%
Advertising Revenue	39,367	43,384	(9.3%)	124,485	120,800	3.1%
Effects of foreign currency rate fluctuations	169	-	N/A	3,190	-	N/A
Advertising Revenue on a Constant Currency Basis	$39,536	$43,384	(8.9%)	$127,675	$120,800	5.7%
IP Adaptations Revenue	51,860	19,303	168.7%	105,581	62,040	70.2%
Effect of deconsolidated and transferred operations	-	-	N/A	-	(26)	(100.0%)
Effects of foreign currency rate fluctuations	613	-	N/A	7,657	-	N/A
IP Adaptations Revenue on a Constant Currency Basis	$52,473	$19,303	171.8%	$113,238	$62,014	82.6%
Paid Content Average Revenue Per Paying User ("ARPPU")
Korea Paid Content Revenue	$88,011	$91,401	(3.7%)	$245,682	$266,282	(7.7%)
Korea ARPPU	$8.0	$7.9	1.3%	$7.8	$7.8	0.3%
Effects of foreign currency rate fluctuations	0.2	-	N/A	0.7	-	N/A
Korea ARPPU on a Constant Currency Basis	$8.2	$7.9	4.0%	$8.5	$7.8	9.3%
Japan Paid Content Revenue	164,155	159,933	2.6%	475,632	444,399	7.0%
Japan ARPPU	$23.6	$23.1	2.4%	$23.2	$22.2	4.8%
Effects of foreign currency rate fluctuations	(0.2)	-	N/A	(0.4)	-	N/A
Japan ARPPU on a Constant Currency Basis	$23.4	$23.1	1.3%	$22.8	$22.2	2.8%
Rest of World Paid Content Revenue	34,648	33,893	2.2%	100,639	102,111	(1.4%)
Rest of World ARPPU	6.8	6.7	1.4%	6.6	6.5	2.4%
Rest of World ARPPU on a Constant Currency Basis	$6.8	$6.7	1.4%	$6.6	$6.5	2.4%
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
Historically, we have relied primarily upon cash generated from operations and cash provided by NAVER through capital contributions to finance our operations, repay or repurchase indebtedness, finance acquisitions and fund our capital expenditures. NAVER does not have any contractual obligation to provide additional capital to us and therefore there can be no assurance that NAVER will continue to provide additional capital in the form of debt or equity investment in the future to enable us to operate our business. As of September 30, 2025, we had $584.6 million of cash and cash equivalents, which were primarily invested in short-term, highly liquid investments with original maturities of three months or less from the date of purchase and are mainly comprised of bank deposits. We believe that our existing cash and cash equivalent balances will be sufficient to support our working capital requirements for at least the next 12 months based on our current operating plans. However, our future capital requirements will depend on many factors, including our growth rate, sales and marketing activities and other factors affecting our business, including those described in the section entitled “Risk Factors” in the Annual Report. Our expected primary uses of our capital on short- and long-term bases are for repayment of debt, interest payments, working capital, capital expenditures, geographic expansion and other general corporate purposes.
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
Consolidated Statements of Cash Flows
The following table summarizes our cash flows for the period presented:

	Nine Months Ended September 30,
(in thousands of USD)	2025	2024
Net cash provided by (used in) operating activities	$3,578	$26,539
Net cash provided by (used in) investing activities	(5,029)	(11,230)
Net cash provided by (used in) financing activities	1,407	353,668
Effect of exchange rate changes on cash and cash equivalents	12,217	(15,206)
Net increase (decrease) in cash and cash equivalents	$12,173	$353,771
Operating Activities
For the nine months ended September 30, 2025, net cash provided by operating activities was $3.6 million, which primarily consisted of net loss of $36.9 million, adjusted for certain non-cash items of $60.3 million. The non-cash items included stock-based compensation of $35.1 million, depreciation and amortization of approximately $24.8 million, and operating lease expense of $7.2 million, which was partially offset by a gain of $2.5 million on foreign currency, net, and a gain on equity method investments, net, of $1.6 million. The net cash outflow from changes in our operating assets and liabilities was primarily due to a decrease in our accrued expenses, an increase in our other assets, and an increase in accounts payable, which was partially offset by an decrease in other liabilities and contract liabilities.
Investing Activities
For the nine months ended September 30, 2025, net cash used in investing activities was $5.0 million, consisting of proceeds from maturities of short-term investments of approximately $32.5 million, which was primarily offset by payment made for short-term investments of $17.4 million, purchases of intangible assets of $7.2 million, purchases of property and equity of $7.0 million and purchases of debt and equity securities of $6.7 million.

Financing Activities
For the nine months ended September 30, 2025, net cash provided by financing was minimal, and primarily related to exercise of stock options, and a small amount of proceeds from short-term borrowings.
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
Changes in Internal Control Over Financial Reporting
We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting. Except as otherwise described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we are subject to legal proceedings, claims and investigations relating to intellectual property, data privacy and data protection, privacy and other torts, illegal or objectionable content, consumer protection, securities, labor and employment, contractual rights, civil rights infringement, false or misleading advertising, governmental investigations and other legal proceedings that arise in the ordinary course of our business. This risk is enhanced in certain jurisdictions outside of the U.S. where our protection from liability for content published on our platform by third parties may be unclear and where we may be less protected under local laws than we are in the U.S. It is not possible to predict the timing and ultimate outcome of a pending or ongoing legal proceeding with certainty, and our assessment of the materiality of a legal proceeding, including any accruals taken in connection therewith, may not be consistent with the ultimate outcome of the legal proceeding. In addition, our current estimates of the potential impact of pending or ongoing legal proceedings on our business, financial condition or results of operations could change from time to time in the future. For additional information about our legal proceedings, see Note 7. Commitments and Contingencies to our unaudited Condensed Consolidated Financial Statements included in this Report.
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

WEBTOON Entertainment Inc.
Date: November 13, 2025	By:	/s/ David J. Lee
David J. Lee
Chief Financial Officer
(Principal Financial Officer)