Form 10-K
period 2025-12-31
WEBTOON Entertainment Inc.
filed 2026-03-05
CIK 1997859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-K
___________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
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
Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
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
☒
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
Yes ☐   No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2025, was approximately $154.6 million based upon the last reported sales price on the Nasdaq Global Select Market on that date of $9.08. For the purposes of this disclosure only, the registrant has assumed that its directors, executive officers, and the beneficial owners of 10% or more of the registrant's outstanding common stock are the affiliates of the registrant.
As of February 20, 2026, the registrant had 133,482,819 shares of common stock, par value $0.0001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the registrant’s definitive proxy statement for the 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”), to be filed with the Securities and Exchange Commission (“SEC”) no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2025.

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
•“Title Purchase” means a digital pass that provides users with access to all episodes from a series that is no longer publishing new episodes.
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
•“WEBTOON Korea” means the NAVER WEBTOON platform, our web-comic offering in Korea.

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
•the impact of our product development initiatives, including our use of artificial intelligence;
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
v

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
•we utilize artificial intelligence, which could expose us to liability or adversely affect our business;
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

Part I
Item 1. Business
Overview
WEBTOON is a global storytelling platform where a vibrant community of creators and users discover, create and share new content. We have pioneered a cultural movement by revolutionizing the storytelling format and democratizing content creation and publication. WEBTOON empowers creators, by enabling them to participate economically in their own creation, and users, by offering an endless library of content. Our community connected 27 million creators with approximately 157 million monthly active users in over 150 countries around the world.1
Our Platform
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
Creators power our content engine by authoring immersive visual stories, or titles, developing imaginative new characters and inspiring fandoms. Our creator base ranges from the individual enthusiast with a love of storytelling to the professional author building a brand and an enterprise on our platform. WEBTOON provides creators with an opportunity to monetize their creativity through various means, including Paid Content, advertising and IP Adaptations. Our platform serves both amateur and professional creators, the latter defined as creators who monetize through Paid Content on our platform under formal creator agreements with Paid Content revenue sharing provisions. We consider these two groups of creators separately because their intention is often distinct: amateur creators may come to our platform simply for the love of our unique form of storytelling and to connect with an engaged and like-minded audience, and the vast majority of the 27 million creators on our platform are amateur creators. Professional creators are often building a brand and an enterprise on our platform. We believe there exists a strong potential for our amateur creator base to serve as a source of future professional creators. Particularly in markets where the creator talent base is in earlier stages of development, building a local amateur creator base will be one of the most important drivers of future professional content. A core part of our strategy in those markets is identifying high-potential amateur creators whom we promote and help start monetizing their content on our platform.
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
Community reinforces the benefits to creators and users on our platform. We help users and creators build relationships and engage with one another over content. As users, or “fans,” often develop a personal connection to the titles on our platform, they relish the direct engagement with creators through both our comments section at the end of each episode and the “Creator Profile” section, where creators can post messages and users can respond directly. Fans also appreciate the ability to potentially influence how stories unfold and how their favorite characters evolve, as creators may choose to incorporate fans’ feedback. This enables a positive feedback loop for content creation and user engagement. This
1 Metrics are as of the year ended December 31, 2025.

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
•Web-comics are digitally created, weekly serialized stories expressed through vertical, continuous graphical content. Web-comics are optimized for scrolling and often include unique special effects, such as sounds and animations. Web-comics generate the vast majority of revenue on our platform. As of December 31, 2025, we had approximately 400 thousand web-comic creators, and had published over 500 thousand web-comic stories on our platform.

•Web-novels are digitally created, weekly serialized stories expressed through text with many titles releasing new content three to five times a week. As opposed to an eBook—a traditional long-form, text-based, online book (often an online version of a print book)—a web-novel is a long-form story serialized into short-form. Similar to our iconic web-comic format, the serialized nature of web-novels encourages habitual engagement from our users. Web-novels have an even lower barrier to creation than web-comics given that no illustration is required. This leads to a greater velocity of content generation. As of December 31, 2025, we had approximately 27.0 million web-novel creators and had generated over 67.0 million web-novel stories on our platform.

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

IP Adaptations
Our IP Adaptations revenue comprises of revenue generated from adaptations of certain content on our offerings into other media formats such as films, streaming series, games and merchandise, which may take the form of fixed licensing fees or other arrangements where we participate in the upside of such productions, or sales of merchandise. We enter into agreements with certain content creators who have stories with potential to become franchises across media formats. Using our multitude of proprietary data on which stories have resonated most with users in the past, we are able to identify and scale winning stories on our platform. We subsequently invest and scale such stories via adaptation into other formats, including films, streaming series, animation, video games, print books and merchandise. The majority of these adaptations are produced in partnership with third-party production companies in the form of a licensing agreement or in a limited pre-production capacity where we are paid a production fee for a service such as script development. The majority of production costs in these cases are borne by a third-party production partner. Occasionally, we may choose to rely entirely on our in-house production capability to produce the adaptation, if we determine the potential reward to be substantially in excess of the investment risk and the magnitude of the required investment to be manageable. During the year-ended December 31, 2025, examples of our IP Adaptations included the theatrical release of My Daughter is a Zombie and The Trauma Code on Netflix. Animation continues to be a major initiative for us, and we have recently announced that Amazon MGM Studios greenlit Lore Olympus to be developed into a new animated series in conjunction with The Jim Henson Company.
Our Technology Architecture
A number of core principles underpin our technology architecture, which ensure scalability, reliability and flexibility. These principles include the following:
•Scalable Cloud-Based Infrastructure: We utilize the infrastructure of our parent, NAVER, to process video, audio and images. We use NAVER’s cloud capabilities for computing and storage for most of our offerings, including all of our offerings in Korea. We therefore benefit from NAVER’s years of investment in technology infrastructure, high-speed server capabilities and data transmission technology. Although we do not have a formal written agreement in place with NAVER, we leverage NAVER’s large language model to inform our own innovations in artificial intelligence. We also efficiently integrate or otherwise utilize existing infrastructure in the case of acquisitions, as was the case for Wattpad and eBook Initiative Japan Co., Ltd. (“eBIJ”), which merged with Line Digital Frontier Corporation (“LDF”), with LDF as the surviving entity, effective September 1, 2024, (the “LDF-eBIJ Merger”).
•Shared Back-End: Because our platform consists of multiple mobile app offerings, we have designed certain back-end infrastructure to harmonize user-facing features across these apps. These features sit across all of our offerings, including those that may utilize a different back-end technology infrastructure or cloud provider. If we launch a new offering or other initiative, these back-end features can be efficiently updated across all of our offerings. Examples of our common features include:
•Content Store Platform: Infrastructure to manage and support in-app business models, including Fast Pass, Title Purchase, tipping and free Coins.

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
•In Korea, we achieved broad user adoption and penetration of the population with strong brand affinity as of the year ended December 31, 2025. As a result, our marketing spend is limited. We occasionally leverage in-app promotions, such as giveaways of free Coins, as a way of encouraging increased engagement by existing users.
•In Japan, our paid marketing strategy is focused on increasing brand awareness and targeting new users familiar with similar content genres, such as manga and anime. For paying user acquisition, we utilize a variety of digital channels, such as LINE, Google, Meta and TikTok.
•In North America, our user acquisition is split between paid and organic. Our organic traffic benefits from partnerships with local creators or other popular technology platforms, such as our partnerships with DC Comics, Duolingo and HYBE Entertainment, as well as through our IP Adaptations. Our paid marketing strategies include brand-marketing campaigns and performance marketing, aimed at increasing user awareness of and engagement with WEBTOON by promoting top content titles that have demonstrated strong readership.
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
As of the end of December 2025, we had over 150 issued patents in the U.S. and foreign countries relating to aspects of our actual or contemplated operations and technologies (of which over 20 are U.S. patents). Our issued patents are scheduled to expire between 2028 and 2042. As of the end of December 2025, we also had more than 130 pending patent applications in the U.S. and abroad. There can be no assurance that each of our patent applications will result in the issuance of a patent. In addition, any resulting issued patents may have claims narrower than those in our patent applications. We seek to protect our proprietary inventions relevant to our business through patent protection; however, we are not dependent on any particular patent or application for the operation of our business.
We also hold various trademark rights, including registrations for the “WEBTOON” wordmark and logo as trademarks in certain classes of goods and services in the U.S. and other key jurisdictions in which we maintain operations. As of the end of December 2025, we were the registered holder of over 390 trademarks and had more than 115 pending trademark applications in the U.S. and foreign countries. There can be no assurance that each of our trademark applications will result in the issuance of a trademark or that each resulting trademark registration will be able to be maintained. As of December 31, 2025, we were the registered holder of over 60 domestic and international domain names. We continually monitor the registration of our domain names, trademarks and service marks in the U.S. and in certain locations outside the U.S.
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
Human Capital Resources
Employees
As of December 31, 2025, we employed approximately 1,800 full-time employees across the globe. In order to continue to evolve our platform, we must continue to invest heavily in attracting and retaining key talent, especially those focused on content, product and engineering functions. We monitor our progress with human capital metrics such as turnover rate and ratio of technical talents to overall employees. Our brand, platform, market position, reputation for innovation and cultivation and creator-centric culture support our ability to recruit best-in-class talent. As of December 31, 2025, we had 900 employees in our service and business functions, accounting for approximately 50% of our full-time employees, and 500 employees in our tech functions, accounting for approximately 28% of our full-time employees.
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
•If we are unable to maintain effective internal control over financial reporting in the future, we may fail to prevent or detect material misstatements in our financial statements, in which case investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may decline.
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
We offer both Paid Content and free content to our users on our platform. A majority of our revenues are generated from the Paid Content on our platform. Our users may access our Paid Content by purchasing our Fast Pass, which provides users with early access to upcoming episodes for ongoing series, or our Title Purchase, which provides users with access to all episodes of select completed series.
The success of our business depends largely on our ability to generate sufficient paying user traffic through engaging content so as to retain existing and attract new users that are willing to pay for the Paid Content. Among all users who use our platform in any period, only a small percentage of such users are paying users. To attract and retain our paying users, we must continue to offer engaging and diversified content that meets our users’ fast changing appetite and enhance the interaction between users and creators. To that end, we must continuously anticipate, understand and respond appropriately to market trends and rapidly changing user preferences by generating suitable content in a timely and effective manner. We may not be able to maintain or continue to increase our paying ratio to achieve expected Paid Content revenues. If we fail to cater to the fast changing needs and preferences of our users, in particular our younger generation of users whose appetite may evolve from time to time and who may have higher demand in the quality and entertaining level of content, and, as a result, fail to deliver suitable content and a satisfactory user experience, our paying users will not find our Paid Content attractive or may find our Fast Pass or Title Purchase expensive. Consequently, they may reduce their spending on our Paid Content. As we generate a majority of our revenues from our paying users, it is particularly important for us to retain and increase the percentage of paying users and to maintain or increase their spending levels. There can be no assurance that we will be able to retain or increase paying users or that paying users will maintain or increase their spending. It is possible that we could lose more paying users than we gain in the future, which would cause a decrease in the monetization of our content and could adversely affect our business, financial condition and results of operations.
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
We currently generate a substantial majority of our revenues from Paid Content distribution. We also generate a portion of our revenues from online advertising. We plan to strengthen revenue contribution from our other monetization methods, such as monetizing content on our platform via adaptations into film, streaming series and other rich media formats. We currently have various business models for IP Adaptations, including licensing out the rights to adapt content created by certain creators to intellectual property adaptation partners (e.g., studios, publishers, financiers, distributors, producers and potential buyers), participating in the pre-production phase for such adaptations, co-producing or investing in production for such adaptations alongside intellectual property adaptation partners and directly funding the entire project for such adaptations. We are still in the early stage of our adaptation business and have a limited track record of, or experience in, generating substantial revenues from such adaptations. If our adaptation initiative does not enhance our monetization ability or enable us to develop new approaches to monetization, we may not be able to substantially increase our revenues or recover any associated costs. In addition, we may in the future introduce new services to further diversify our revenue streams, including services with which we have little or no prior development or operating experience. If these new or enhanced services fail to engage users, customers or content partners, we may fail to attract or retain users or to generate sufficient revenues to justify our investments and our business and operating results may suffer as a result.
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
You should consider our business and prospects in light of the risks, expenses and difficulties encountered by companies in their early stage of development. We have incurred net losses from our inception until we generated a net income of $6.2 million for the three months ended March 31, 2024 and had a net loss for the year ended December 31, 2025. Given the Company’s significant costs and expenses, including user acquisition costs associated with our business plan, we may not achieve or maintain profitability in the full fiscal year 2026 or future periods. If our user growth does not increase to offset these anticipated increases in our operating expenses, our business, financial condition or results of operations could be adversely affected, and we may not be able to achieve or maintain profitability. These efforts may be more costly than we expect and may not result in increased revenue or growth of our business. In addition to the expected costs to grow our business, we also expect to incur significant additional legal, accounting and other expenses as a newly public company. If we fail to increase our revenue to sufficiently offset the increases in our operating expenses, we will not be able to achieve or maintain profitability in the future.

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
We rely on relationships with third parties in many aspects of our business, which exposes us to additional risks. For instance, we rely on certain local creators or popular technology platforms, such as our partnerships with DC Comics, Duolingo and HYBE Entertainment to drive user acquisitions, especially in new markets. Such local creators or popular technology platforms may limit or discontinue the access of potential users to our platform if they establish more favorable relationships with one or more of our competitors or they determine that we are a competitor. Any limitation on or discontinuation of access of potential users to our platform could significantly reduce our ability to acquire users, decrease the size of the user base we could convert into paying users or decrease the revenues we derive from paying users or advertisers, each of which would materially and adversely affect our business, financial condition and results of operations. We also rely on third-party intellectual property adaptation partners (e.g., studios, publishers, financiers, distributors, producers and potential buyers) for the adaptation or production of our content. We may not have sufficient control over the adaptation process and quality of the adaptation of content on our platform produced, on an outsourced basis, by our intellectual property adaptation partners, and we may be negatively affected by the activities or the lack of financial soundness of our intellectual property adaptation partners.
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
In addition to our efforts to mitigate cybersecurity risks, we have made and are continuing to make investments in privacy, data protection, cybersecurity, safety and content review efforts to combat misuse of our services and user data by third parties, including investigations of individuals we have determined to have attempted to access user data without authorization. Our internal teams also continually monitor and address any unauthorized attempts to access data stored on servers that we own or control or data available to our third-party customer service providers. As a result of these efforts, we have discovered and announced, and anticipate that we will continue to discover and announce, additional incidents of misuse of, or unauthorized access of, user data or other undesirable activity by third parties. We have taken steps to protect the data that we have access to, but despite these efforts, our security measures or those of our third-party service providers could be insufficient or breached as a result of third-party action, malfeasance, employee errors, service provider errors, technological limitations, defects or vulnerabilities in our platform or otherwise. We may not discover all such incidents or activity or be able to respond to or otherwise address them, promptly or at all. Such incidents and activities have in the past, and may in the future, include the use of user data or our systems in a manner inconsistent with our terms, contracts or policies, the existence of false or undesirable user accounts, theft of Coins or other virtual items in valid user accounts, activities that threaten people’s safety on-or offline, or instances of spamming, scraping or spreading disinformation. Additionally, as artificial intelligence technologies, including generative artificial intelligence models, develop rapidly, threat actors are using these technologies to create sophisticated new attack methods that are increasingly automated, targeted, and coordinated and more difficult to defend against. We may also be unsuccessful in our efforts to enforce our policies or otherwise remediate any such incidents. Any of the foregoing developments, whether actual or perceived, may negatively affect user trust and engagement, harm our reputation and brands, require us to change our business practices in a manner adverse to our business and adversely affect our business and financial results. Any such developments may also subject us to future litigation and regulatory inquiries, investigations and proceedings, including from data protection authorities in countries where we offer services or have users, which could subject us to monetary penalties and damages, divert management’s time and attention and lead to enhanced regulatory oversight.
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
Certain investors, customers, regulators and other stakeholders have increasingly focused on sustainability and ESG practices of companies, including, among other things, practices with respect to climate change, human capital resources, emissions, and environmental impact. Expectations and requirements of our investors, customers, regulators and other third parties (both in the United States and other jurisdictions) evolve rapidly, may diverge across jurisdictions and are largely out of our control, and our initiatives and disclosures in response to such expectations and requirements may result in increased costs or other adverse impacts to our business, financial condition and results of operations. We have established a long-term strategy intended to meet ESG-related objectives, which currently includes certain sustainability targets. However, we cannot guarantee that this long-term strategy will meet our ESG-related objectives and there is no assurance that our stakeholders will agree with our ESG-related strategies, and investors may decide to reallocate capital or to not commit capital as a result of their assessment of our practices. Such initiatives are voluntary, not binding on our business or management and subject to change. We may determine in our discretion that it is not feasible or practical to implement or complete certain of our ESG-related initiatives, or to meet previously set goals and targets based on cost, timing or other considerations. If we do not adapt to or comply with investor or other stakeholder expectations and standards on ESG matters (or meet ESG-related goals and targets that we have set), as they continue to evolve, if we are perceived to have not responded appropriately or quickly enough to growing concern for ESG and sustainability issues, regardless of whether there is a regulatory or legal requirement to do so, or if estimates, assumptions and/or third-party information we currently believe to be reasonable are subsequently considered erroneous or misinterpreted, we may suffer from reputational damage and our business, financial condition and/or stock price could be materially and adversely affected.
Further, our operations, projects and growth opportunities require us to have strong relationships with various key stakeholders, including our stockholders, employees, suppliers, customers, local communities and others. We may face pressures from stakeholders to prioritize sustainable energy practices, reduce our carbon footprint and promote sustainability while at the same time remaining a successfully operating public company. If we do not successfully manage expectations across these varied stakeholder interests, it could erode our stakeholder trust and thereby affect our brands and reputation. Such erosion of confidence could negatively impact our business through decreased demand and growth opportunities, increased legal action and regulatory oversight, adverse press coverage and other adverse public statements, difficulty hiring and retaining top talent, difficulty obtaining necessary approvals and permits from governments and regulatory agencies on a timely basis and on acceptable terms and difficulty securing investors and access to capital. The occurrence of any of the foregoing could have a material adverse effect on our business and financial condition. In addition, increased levels of regulation, disclosure-related and otherwise, with respect to ESG matters, may lead to increased compliance costs as well as scrutiny that could heighten all of the risks identified in this risk factor. Such ESG matters may also impact our suppliers or customers, which could augment existing or cause additional impacts to our business or operations.
Our business and reputation may be harmed by changes in business, economic or political conditions that impact global markets, or by a systemic market event.
Concerns over global economic or market conditions, a recession or economic slowdown, geopolitical issues, including continued hostilities in Europe and the Middle East, the availability and cost of credit and slowing economic growth have contributed to general economic uncertainty and diminished expectations for the global economy. Additionally, acts of protest and civil unrest have caused economic and political disruption in the U.S., and the occurrence or threat of terrorist attacks in the U.S. or other countries could adversely affect the economies of the U.S. and other countries. A deterioration in global economic or market conditions could adversely affect our business, financial condition or results of operations. Further, inflation has been an ongoing concern in the U.S. since 2021. Ongoing inflationary pressures have resulted in and may result in additional increases to the costs of goods, services and personnel, which in turn could cause our capital expenditures and operating costs to rise. For instance, as inflation increases, our costs related to web-comic production and software infrastructure maintenance may rise. In addition, as inflation rises, the U.S. Federal Reserve and other central banks may continue to increase interest rates in the future to combat inflation, which could have the effects of raising the cost of capital and depressing economic growth, either of which (or the combination thereof) could hurt the financial and operating results of our business. To the extent elevated inflation remains, we may experience further cost increases for our operations.

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
In addition, governmental agencies in the countries in which we, our users or creators are located have blocked, and could block in the future, access to or require a license for parts or all of our platform, our website, our application stores or the internet generally for a number of reasons, including privacy, data protection, cybersecurity, confidentiality or regulatory concerns which may include, among other things, governmental restrictions on certain content in a particular country and a requirement that user information be stored on servers in a country within which we operate. Governmental agencies could issue fines or penalties if there are instances where we are found not to have been in compliance with regulations in any of these areas. Users generally need to access the internet, including in geographically diverse areas, and also mobile platforms such as the Apple App Store and the Google Play Store, to access our content on our platform. If governmental or other entities block, limit or otherwise restrict creators and users from accessing our platform, or users from engaging with content on our platform, our business could be negatively impacted, we could be subject to additional fines and penalties, our creators and users could decline or grow more slowly and our business, financial condition or results of operations could be adversely affected.
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
Brexit has led to changes with regard to the regulation of privacy, data protection and cybersecurity in the United Kingdom. The United Kingdom maintains the Data Protection Act of 2018 and the United Kingdom General Data Protection Regulation (collectively, the “UK GDPR”), which together implement and complement the GDPR and provide for penalties for noncompliance of up to the greater of £17.5 million or four percent of worldwide revenues. The UK GDPR currently imposes the same obligations as the GDPR in most material respects, but we cannot fully predict how the Data Protection Act, the UK GDPR and other United Kingdom data protection laws or regulations may develop in the medium to longer term, nor the effects of divergent laws and guidance regarding how personal data will be regulated. We continue to monitor and review the impact of any changes to EU, United Kingdom or Swiss law or guidance that could affect our operations. For example, we are evaluating the United Kingdom’s AADC, which focuses on online safety and protection of children’s privacy online. The AADC became effective September 2, 2021, and noncompliance with the AADC may result in audits or other proceedings by the United Kingdom’s Information Commissioner Office (“ICO”), the regulatory body set up to uphold information rights in the United Kingdom, and other regulators in the EEA or Switzerland, as noncompliance with the AADC may indicate noncompliance with other applicable data protection laws. In addition, we are monitoring developments with the EU’s Digital Services Act (“DSA”), which came into force on November 16, 2022. The DSA imposes content moderation obligations, notice and transparency obligations, advertising restrictions and other requirements on digital platforms to protect consumers and their rights online. Noncompliance with the DSA could result in fines of up to 6% of annual global revenues, which are in addition to the ability of civil society organizations and non-governmental organizations to lodge class action lawsuits. We may incur liabilities, expenses, costs and other operational losses under the GDPR and laws and regulations of applicable member states of the European Union and the United Kingdom relating to privacy, data protection and cybersecurity in connection with any measures we take to comply with them.
In both the EEA and United Kingdom, we rely on data transfer mechanisms such as Standard Contractual Clauses (“SCCs”) or UK SCCs to comply with data protection requirements when transferring personal data from the EEA or the United Kingdom to other countries. On June 4, 2021, the European Commission published two sets of new SCCs, which took effect on June 27, 2021. On June 28, 2021, the European Commission announced a decision of “adequacy” concluding that the United Kingdom ensures an equivalent level of data protection to the GDPR, which provides some relief regarding the legality of continued personal data flows from the EEA to the United Kingdom. Such adequacy decision must, however, be renewed after four years and may be modified or revoked in the interim. Further, data protection authorities may require measures to be put in place in addition to SCCs or UK SCCs for transfers to countries outside of the EEA, as well as Switzerland and the United Kingdom. In July 2023, the European Commission adopted an adequacy decision concluding the new EU-U.S. data privacy framework (the “EU-U.S. DPF”) constitutes a lawful data transfer mechanism under EU law for participating U.S. entities; however, the EU-U.S. DPF may be in flux as such adequacy decision has been challenged, and may face additional challenges, at the Court of Justice of the European Union. In addition, in June 2023, the U.S. and UK announced a commitment in principle to establish a “data bridge” to extend the EU-U.S. DPF to the flow of UK personal data under the UK GDPR to participating entities in the U.S. Such data bridge could not only be challenged, but also may be affected by any challenges to the EU-U.S. DPF. Our third-party service providers may be affected similarly by these changes. In addition to other impacts, we may experience additional costs associated with increased compliance burdens, and we and our creators and users face the potential for regulators in the EEA, Switzerland or the United Kingdom to apply different standards to the transfer of personal data from the EEA, Switzerland or the United Kingdom to the U.S. and other non-EEA, Switzerland or United Kingdom countries, and to block, or require ad hoc verification of measures taken with respect to, certain data flows from the EEA, Switzerland and the United Kingdom to the U.S. and other non-EEA, Switzerland or United Kingdom countries. We also may be required to engage in new contract negotiations with third parties that aid in processing data on our behalf, to the extent that any of our service providers or consultants have been relying on invalidated or insufficient contractual protections for compliance with evolving interpretations of, and guidance for, cross-border data transfers pursuant to the GDPR and UK GDPR. In such cases, we may not be able to find alternative service providers, which could limit our ability to process personal data from the EEA, Switzerland or the United Kingdom and increase our costs.
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
We are potentially subject to a number of foreign and domestic laws and regulations that affect the offering of certain types of content, such as that which depicts violence, many of which are ambiguous, still evolving and could be interpreted in ways that could adversely affect our business or expose us to liability. Foreign governments have in the past and may continue to censor parts or all of our platform in their countries, restrict access to parts or all of our platform from their countries entirely, impose other restrictions that may affect their citizens’ ability to access parts or all of our platform for an extended period of time or even indefinitely, require data localization or impose other laws or regulations that we cannot comply with, would be difficult for us to comply with or would require us to rebuild parts or all of our platform or the related infrastructure. Numerous countries, including Germany, have regulations relating to this area and they may impose significant fines for failure to comply with certain content removal and disclosure obligations. Other countries, including Singapore, India, Turkey, Mexico, Australia and the United Kingdom, have implemented or are considering similar legislation imposing penalties for failure to remove certain types of content. On the other hand, some users and creators may choose not to use our platform if we actively police content.
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
The protection of our intellectual property rights may require the expenditure of significant financial, managerial and operational resources. We utilize various means, including our proprietary technology Toon Radar, to prevent and monitor unauthorized use of our intellectual property. However, the steps we take to obtain, maintain, protect, defend and enforce our intellectual property rights may be inadequate. For example, it is possible that third parties, including our competitors, may obtain patents relating to technologies that overlap or compete with our platform and technology. If third parties obtain patent protection with respect to such technologies, they may assert that our platform and technology infringes their patents and seek to charge us a licensing fee or otherwise preclude the use of our platform and technology. We may not be able to protect our intellectual property rights if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property rights, including unauthorized use by artificial intelligence. If we fail to protect our intellectual property rights adequately, unauthorized third parties could copy and distribute our content. In addition, enforcing and defending our intellectual property rights might entail significant expense and may not ultimately be successful. We also cannot be certain that others will not independently develop or otherwise acquire equivalent or superior technology or intellectual property rights.
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
We utilize, and may continue to utilize in the future, artificial intelligence, machine learning, data analytics and similar tools that collect, aggregate and analyze data (collectively, “AI Tools”) in connection with our business. Further, in the year ended December 31, 2025, we have expanded our usage of AI Tools by utilizing an artificial intelligence-driven personalized recommendation model and an AI-based chat feature that allows text-based conversations with characters in real-time. We may continue to expand such usage in the future. There are significant risks involved in utilizing AI Tools and no assurance can be provided that the usage of such AI Tools will enhance our business or assist our business in being more efficient or profitable. AI Tools may have errors or inadequacies that are not easily detectable. If AI Tools are incorrectly designed or the data used to train them is incomplete, inadequate or biased in some way, our use of AI Tools may inadvertently reduce our efficiency or cause unintentional or unexpected outputs that are incorrect, do not match our business goals, do not comply with our policies or interfere with the performance of our platform, services, business and reputation. Additionally, our reliance on AI Tools could pose ethical concerns and lead to a lack of human oversight and control, which could have negative implications for our organization.
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
•overall market fluctuations and domestic and worldwide economic and political conditions, including related to geopolitical issues; and
•other factors described in this “Risk Factors” section and elsewhere in this Annual Report.
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
If we are unable to maintain effective internal control over financial reporting in the future, we may fail to prevent or detect material misstatements in our financial statements, in which case investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may decline.
As a public company, we are required to maintain internal control over financial reporting. We are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal control over financial reporting, to which our independent registered public accounting firm will need to attest in accordance with guidelines set forth by the Public Company Accounting Oversight Board (“PCAOB”). We have previously identified material weaknesses in our internal controls, all of which have been remediated as of December 31, 2025, as described in Item 9A. “Controls and Procedures” of this Annual Report. We cannot assure you that additional material weaknesses will not be identified in the future. Further, our current internal control over financial reporting and any additional internal control over financial reporting that we develop may become inadequate because of changes in conditions in our business. Additionally, weaknesses in our disclosure controls and procedures and internal control over financial reporting may be discovered in the future. Further, completion of remediation does not provide assurance that our remediation or other controls will continue to operate properly or remain adequate. If we are unable to assert that our internal control over financial reporting is effective, or when required in the future, if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected, and we could become subject to litigation or investigations by the stock exchange on which our common stock is listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.
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

Item 2. Properties
Our corporate headquarters, consisting of approximately 22,296 square feet of office space in Los Angeles, California, is leased through the second quarter of 2026. Upon expiration of the current lease, we expect to relocate to a new facility in the area consisting of approximately 25,000 square feet of office space. We lease additional office space in Korea, Japan and Canada. We also operate several data centers in Korea, Singapore, Germany and the U.S. pursuant to various lease agreements.
We intend to lease additional space as we add employees and expand geographically. We believe our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate any expansion of our operations.
Item 3. Legal Proceedings
We are involved in a number of claims pending with various courts, or otherwise unresolved as of December 31, 2025. Adverse results in these claims may include awards of damages and may also result in, or even compel a change in our business practices, which could materially impact our future financial results. We cannot determine the potential loss or a range of possible losses for cases in their initial stages or where there is an unclear and inconsistent interpretation of laws related to the industry-specific grievances across various jurisdictions. The outcome of pending lawsuits and claims cannot be anticipated with certainty and the timing and outcome of ongoing legal proceedings are uncertain by nature. Therefore, the resolution of one or more of these legal matters against us during the same reporting period in excess of management’s projections could negatively impact our Consolidated Financial Statements for that reporting period. Though the outcome of pending lawsuits and claims cannot be anticipated with certainty, the Company does not expect adverse results from its pending lawsuits and claims. For additional information about our legal proceedings, see Note 10. Commitments and Contingencies to our audited consolidated financial statements included in this Annual Report.
Securities Litigation
On September 5, 2024, a purported stockholder filed a putative class action lawsuit against the Company, its directors, and the underwriters of the IPO in the federal court for the Central District of California, purportedly on behalf of all purchasers of shares of the Company’s common stock pursuant or traceable to the IPO Prospectus and the Company’s Registration Statement on Form S-1 (File No. 333-279863) relating to the IPO (the “Registration Statement”). The complaint alleges that the Registration Statement was materially false and misleading in violation of Sections 11 and 15 of the Securities Act. On October 10, 2024, the court ordered that the defendants are not required to answer or otherwise respond to the complaint, deferring any response until after the court rules on any motion by a purported class member to serve as lead plaintiff. On December 12, 2024, the court appointed a lead plaintiff and lead counsel. On February 3, 2025, the lead plaintiff filed an amended complaint, and on March 4, 2025, the Company, its directors, and the underwriters of the IPO moved to dismiss the amended complaint. On March 11, 2025, the lead plaintiff filed an opposition to this motion to dismiss, and on March 18, 2025, the Company, its directors, and the underwriters filed a reply in support of the motion to dismiss. On November 14, 2025, the court issued an order granting in part and deny in part the motion to dismiss. On December 2, 2025, the court issued an amended order granting in part and denying in part the motion to dismiss. On January 9, 2026, the WEBTOON defendants and underwriter defendants filed answers to the operative complaint. The Company intends to defend this case vigorously. At this early state of the proceedings, the Company can neither predict the ultimate outcome of the litigation nor estimate any range of possible losses.
On November 15, 2024, a purported stockholder filed a shareholder derivative lawsuit against the Company’s directors, naming the Company as a nominal defendant, in the federal court for the Central District of California. The complaint focuses on the same allegations as the putative securities class action described above, including that the Company’s Registration Statement was materially false or misleading. The complaint includes claims for violations of Section 14 (a) of the Exchange Act, breach of fiduciary duties, and unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and contribution under Section 11(f) of the Securities Act, and the Section 31D of the Exchange Act. On January 13, 2025, by stipulation of the parties, the court ordered the shareholder derivative lawsuit stayed pending resolution of the Company’s motion to dismiss in the putative securities class action. On December 9, 2025, by stipulation of the parties, the court ordered the shareholder derivative lawsuit stayed until the court in the putative securities class action holds a scheduling conference and issues a scheduling order. At this early stage of the proceedings, the Company can neither predict the ultimate outcome of the litigation nor estimate any range of possible losses.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “WBTN”.
As of the close of business on February 27, 2026, there were 13 stockholders of record of our common stock (excluding beneficial owners whose shares are held in the name of Cede & Co.).
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

$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
6/27/2024
12/31/2024
6/30/2025
12/31/2025
WEBTOON Entertainment, Inc.
S&P 500
NASDAQ Composite

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
This section of this Annual Report generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2024 items and year-to-year comparisons between 2024 and 2023 that are not included in this Annual Report can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Form 10-K which was filed with the SEC on March 11, 2025. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included in this Annual Report on Form 10-K.
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
Starting January 1, 2025, NAVER adjusted their methodology for measuring MAU in Korea. Korea is the only region where NAVER serves as a source of our MAU data. NAVER adjusted their methodology for identifying and counting web users for all of NAVER’s services. This change only affected MAU in Korea. All the other regions are continuing to report their metrics in the same way as previous quarters. A table reconciling previously reported MAU in Korea for fiscal quarters in 2024 to MAU in Korea using the new methodology was provided in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed with the SEC on May 14, 2025. Accordingly, MAU in Korea presented in this Annual Report reflects the new methodology for all periods shown to ensure comparability.

As of the year ended December 31, 2025, our global MAU was approximately 157 million. The global MAU decreased by approximately 7.1% compared to December 31, 2024, primarily due to decreases in Korea MAU. These decreases were offset by continued growth in Japan. By geographic regions, Korea, Japan, and Rest of World contributed 15.3%, 14.7%, and 70.0% of global MAU, respectively. We estimate that global MAU benefited from a roughly 2.7% increase in Wattpad activity resulting from automated web traffic in certain non-core markets. While we saw a small increase starting late in the third quarter of 2025, the web traffic peaked in the fourth quarter of 2025. We expect to see reduced impact in the first quarter of 2026. For risks related to user metrics, see “Risk Factors—Risks Related to Our Business, Industry and Operations—Our user metrics and other estimates are subject to inherent challenges in measurement, and real or perceived inaccuracies in those metrics could adversely affect our business and reputation.”
•In Korea, our MAU was approximately 24 million as of the year ended December 31, 2025, compared to MAU of 27 million as of the year ended December 31, 2024. Our decrease in MAU for the year ended December 31, 2025, was driven largely by the impact of political turbulence in Korea during the fourth quarter of 2024, which did not fully recover during the year ended December 31, 2025.
•In Japan, our MAU reached 23 million as of the year ended December 31, 2025, compared to MAU of 22 million as of the year ended December 31, 2024, largely attributable to growth in eBookJapan and increased investments in marketing. In addition, we continued to optimize and improve our existing AI-based personalized content recommendation capabilities. We expect to complete our infrastructure investments by the end of the first quarter of 2026, and redeploy engineering resources to support improvements across our personalized recommendation tools.
•In Rest of World, our MAU was approximately 110 million as of the year ended December 31, 2025, which declined from 120 million as of December 31, 2024. The MAU for the Rest of World is a relatively larger portion compared to Korea and Japan as it includes Wattpad, which has a large global user base. The decrease was primarily attributable to government bans on Wattpad in certain countries, as well as the impact of a Wattpad security upgrade which unintentionally affected search engine indexing, causing a dip in search traffic. The search engine indexing issue, as described above, was fully resolved as of the year ended December 31, 2025; however, we expect to see a period of time for search traffic to fully stabilize and return to historical levels.
Trends in Monthly Paying Users (MPU)
We define MPU as users who have paid to access Paid Content in the applicable calendar month, averaged over each month in the given period. We define paying ratio as the ratio of MPU divided by MAU for the respective periods.
We view MPU and paying ratio to be indicators of the strength of our monetization.
As of the year ended December 31, 2025, our global MPU reached 7.5 million with a paying ratio of 4.8%, which is a slight increase compared to the paying ratio for the year ended December 31, 2024. By geographic regions, Korea, Japan, and Rest of World contributed 47.4%, 29.9% and 22.7% of global MPU, respectively. Paying ratio varies due to the user’s ability and propensity to pay across different regions and different product offerings.
•In Korea, our MPU decreased to around 3.6 million with a paying ratio of 14.8%, compared to MPU of 3.7 million and a paying ratio of 13.9% as of the year ended December 31, 2024.
•In Japan, our MPU was 2.2 million with a paying ratio of 9.7%, compared to MPU of 2.2 million and a paying ratio of 10.2% as of the year ended December 31, 2024.
•In Rest of World, our MPU was 1.7 million with a paying ratio of 1.5%, which has remained similar to the year ended December 31, 2024, reflecting our current strategic plans and marketing discipline to focus on select markets for long-term value creation. The paying ratio for the Rest of World is relatively lower as compared to Korea or Japan due to the inclusion of Wattpad. Wattpad has a different monetization model that primarily focuses on advertising and the business is in its early stage of monetizing its content.
Trends in Paid Content Average Revenue per Paying User (ARPPU)
We define ARPPU as average Paid Content revenue in a given month divided by the number of MPU for such month, averaged over each month in the given period.
We view ARPPU to be an indicator of both the strength of engagement and Paid Content monetization on our platform. Units are in U.S. dollar.

Engagement is a key aspect to drive our monetization. For the year ended December 31, 2025, our ARPPU has increased to $12.1, or 3.5% growth compared to December 31, 2024. The growth in ARPPU was driven primarily by our strategic effort to shift users from web to the app, as app users are more engaged and present better monetization opportunities. We continue to focus on driving users to the app, as well as converting them to paying users, by advancing our personalization tools.
•In Korea, our ARPPU for the year ended December 31, 2025, has decreased to $7.8, or 0.8% decrease compared to the year ended December 31, 2024.
•In Japan, our ARPPU for the year ended December 31, 2025, has increased to $23.2, or 4.7% increase compared to the year ended December 31, 2024.
•In Rest of World, our ARPPU for the year ended December 31, 2025, has increased to $6.6, or 0.4% growth compared to the year ended December 31, 2024, primarily driven by reader habituation in paying to view content.

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
Gain (Loss) on Equity Method Investment, Net
Gain (loss) on equity method investment, net, includes recognized gain (loss) associated with our investments accounted for using the equity method. See Note 18. Equity Method Investments in the accompanying notes to our audited consolidated financial statements included in this Annual Report for more information.
Other Income (Loss), Net
Other income (loss), net, primarily consists of gains or losses on valuation of debt and equity securities, net, income or loss on foreign currency, net, retirement benefit, net, and other non-operating income or loss, net.
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

Results of Operations
Consolidated Statements of Operations and Comprehensive Loss
The following table sets forth our consolidated statement of operations for 2025 and 2024. This data should be read in conjunction with our audited consolidated financial statements. Historical results are not necessarily indicative of the results that may be expected in the future.

	Year Ended December 31,
(in thousands of USD)	2025	2024	% Change
Revenue	$1,382,705	$1,348,478	2.5%
Cost of revenue	(1,060,524)	(1,009,410)	5.1%
Marketing	(126,149)	(107,783)	17.0%
General and administrative expenses	(259,543)	(331,984)	(21.8%)
Operating loss	(63,511)	(100,699)	(36.9)%
Interest income	19,170	15,820	21.2%
Interest expense	(56)	(45)	24.4%
Impairment losses on goodwill and other intangible assets	(336,486)	(69,743)	382.5%
Gain (loss) on equity method investments, net	1,282	(1,123)	(214.2%)
Other income (loss), net	(9,808)	6,482	(251.3)%
Loss before income tax	(389,409)	(149,308)	160.8%
Income tax benefit (expense)	16,022	(3,604)	(544.6%)
Net loss	(373,387)	(152,912)	144.2%
Net income (loss) attributable to non-controlling interests and redeemable non-controlling interests	(27,460)	(9,007)	204.9%
Total comprehensive loss attributable to WEBTOON Entertainment Inc.	$(345,927)	$(143,905)	140.4%
Comparison of the Years Ended December 31, 2025 and December 31, 2024
Revenue

	Year Ended December 31,
(in thousands of USD)	2025	2024	% Change
Revenue	$1,382,705	$1,348,478	2.5%
Paid Content	1,087,496	1,083,026	0.4%
Advertising	164,257	166,087	(1.1%)
IP Adaptations	130,952	99,365	31.8%
Revenue increased by $34.2 million, or 2.5%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024, primarily related to strong growth in IP Adaptations. The decrease of $1.8 million, or 1.1%, in advertising revenue was driven by declines in Korea and Rest of World, largely offset by double-digit growth in Japan.
Cost of Revenue

	Year Ended December 31,
(in thousands of USD)	2025	2024	% Change
Cost of revenue	$(1,060,524)	$(1,009,410)	5.1%
Our cost of revenue increased by $51.1 million, or 5.1%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The increase was primarily driven by higher sales commissions and content fees paid to creators, which were commensurate with the growth in revenue. In addition, we have invested in labor to further improve our platform and drive growth.

Marketing

	Year Ended December 31,
(in thousands of USD)	2025	2024	% Change
Marketing	$(126,149)	$(107,783)	17.0%
Marketing expenses increased by $18.4 million, or 17.0%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The increase was a result of our continued investment in marketing to drive growth in converting users to paid users.
General and Administrative Expenses

	Year Ended December 31,
(in thousands of USD)	2025	2024	% Change
General and administrative expenses	$(259,543)	$(331,984)	(21.8%)
General and administrative expenses decreased by $72.4 million, or 21.8%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The decrease was primarily driven by lower stock-based compensation expense of $30.9 million, compared to $75.2 million for the year ended December 31, 2024. In addition, the decrease was due to the base effect of a one-time bonus of $30.0 million granted to the CEO for a successful IPO and other non-recurring costs associated with our initial public offering incurred in 2024. (See Note. 11 Stock-Based Compensation for more information about our stock-based compensation expense).
Interest Income

	Year Ended December 31,
(in thousands of USD)	2025	2024	% Change
Interest income	$19,170	$15,820	21.2%
Interest income increased by $3.4 million, or 21.2%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The increase was primarily driven by higher balances due to proceeds from the IPO and higher interest rates compared to the prior year.
Interest Expense

	Year Ended December 31,
(in thousands of USD)	2025	2024	% Change
Interest expense	$(56)	$(45)	24.4%
Interest expense was immaterial for the years ended December 31, 2025, and December 31, 2024.
Impairment Losses on Goodwill and Other Intangible Assets, Net

	Year Ended December 31,
(in thousands of USD)	2025	2024	% Change
Impairment losses on goodwill and other intangible assets, net	$(336,486)	$(69,743)	382.5%
Impairment losses on goodwill and other intangible assets, net increased by $266.7 million, or 382.5%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The increase was primarily driven by downward revisions in projected cash flows and long-term operating results due to operational challenges and strategic shifts at Wattpad and WWS, slower-than-expected IP synergies at Munpia, which caused the carrying values of these units to exceed their fair values. For the years ended December 31, 2025, and December 31, 2024, we elected to bypass a qualitative assessment and performed a quantitative assessment to fulfill our annual goodwill impairment testing requirements under U.S. GAAP. See Note 7. Goodwill, net and Intangible Assets, net and Critical Accounting Policies and Estimates - Goodwill and Intangible Assets for further details on our impairment losses on goodwill.

Gain (Loss) on Equity Method Investment, Net

	Year Ended December 31,
(in thousands of USD)	2025	2024	% Change
Gain (loss) on equity method investments, net	$1,282	$(1,123)	214.2%
Gain (loss) on equity method investment, net, increased by $2.4 million, or 214.2%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. This increase resulted from better performance of certain of the companies equity method investments during the year ended December 31, 2025, as compared to the prior year. See Note 18. Equity Method Investments for more information.
Other Income (Loss), Net

	Year Ended December 31,
(in thousands of USD)	2025	2024	% Change
Other income (loss), net	$(9,808)	$6,482	(251.3)%
Other income (loss), net, decreased by $16.3 million, or 251.3%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. This decrease was primarily due to losses during the year ended December 31, 2025, related to valuation of financial assets measured at fair value of approximately $7.7 million and $0.8 million related to Contents First Inc. and Bifrost Co., Ltd respectively. The decrease was further impacted by net retirement benefit losses of approximately $0.6 million during the year ended December 31, 2025.

Income Tax Expense

	Year Ended December 31,
(in thousands of USD)	2025	2024	% Change
Income tax benefit (expense)	$16,022	$(3,604)	(544.6)%
Income tax benefit (expense) increased by $19.6 million, or 544.6%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. This increase was primarily attributable to a decrease in current income tax expense as certain of the Company’s subsidiaries shifted to a net operating loss position. The Company also realized deferred tax benefits, primarily driven by changes in the valuation allowance, resulting from the utilization of foreign tax credits and net operating losses..
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
EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin
We define EBITDA as net income (loss) before interest income, interest expense, income tax expense and depreciation and amortization. Starting with the third quarter of 2024, our calculation of EBITDA has been revised to adjust for interest income in addition to interest expense. Prior comparable period has been recast to conform to the current presentation. Likewise, EBITDA margin is calculated by adjusting for interest income in addition to interest expense and prior comparable period has been recast to conform to the current presentation. We define Adjusted EBITDA as EBITDA with further adjustments to eliminate the effects of loss on equity method investments, effect of applying the valuation method of fair value through profit or loss (“FVPL”), impairment of goodwill, non-cash stock-based compensation and certain other non-recurring costs. We believe that EBITDA and Adjusted EBITDA provide useful information to investors regarding our performance, as it removes the impact of certain items that are not representative of our ongoing business, such as certain non-cash charges and variable charges. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by revenue. EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP financial measures and are not intended to be substitutes for any GAAP financial measures. They should be considered in addition to, not as substitutes for, or in isolation from, measures prepared in accordance with GAAP, such as consolidated net income (loss) or consolidated net income (loss) margin.
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

The following table presents a reconciliation of net loss to EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin for each of the periods presented.

(in thousands of USD, except percentages)	Year Ended December 31,
	2025	2024	2023
Net Loss	$(373,387)	$(152,912)	$(144,759)
Plus:
Interest income	(19,170)	(15,820)	(3,009)
Interest expense	56	45	79
Income tax (benefit) expense	(16,022)	3,604	12,006
Depreciation and amortization	35,431	40,074	38,359
EBITDA	$(373,092)	$(125,009)	$(97,324)
Impairment losses on goodwill and other intangible assets(1)	336,486	69,743	63,412
Stock-based compensation expense(2)	41,907	82,321	3,220
Loss (gain) on fair value instruments, net(3)	8,604	(2,263)	22,677
Restructuring and IPO-related costs(4)	6,816	42,050	4,330
Loss (gain) on equity method investments, net(5)	(1,282)	1,123	12,339
Adjusted EBITDA	$19,439	$67,965	$8,654
Net loss margin	(27.0)%	(11.3)%	(11.3)%
Adjusted EBITDA Margin	1.4%	5.0%	0.7%
______________
(1)Represents impairment losses on goodwill for Wattpad Corp., Wattpad WEBTOON Studios Corp, Munpia Inc., Purple Duck and Jakga Company Inc. The amounts also include a $1.0 million impairment of the definite lived intangible assets for Bootcamp Limited Partnership for the year ended December 31, 2025.
(2)Represents non-cash stock-based compensation expense related to WEBTOON’s equity incentive plan and stock-based compensation plans of NAVER and Munpia, including amounts which are cash settled. See Note 11. Stock-Based Compensation in the accompanying notes to our audited Consolidated Financial Statements in this Annual Report for further details on the amounts included within.
(3)Represents unrealized net loss (gain) of financial assets measured at FVPL, which include the Company’s equity investments.
(4)Represents expenses that we do not consider representative of the operating performance of the business. For the year ended December 31, 2025, these amounts include legal fees and advisory fees. For the year ended December 31, 2024, these amounts were comprised of a $30.0 million one-time CEO bonus and legal and advisory fees related to the IPO.
(5)Represents our proportionate share of recognized losses associated with our investments accounted for using the equity method. See Note 18. Equity Method Investments in the accompanying notes to our audited Consolidated Financial Statements included in this Annual Report.
Use of Constant Currency
We provide revenue, including period-over-period growth rates, adjusted to remove the impact of foreign currency rate fluctuations and the impact of deconsolidated and transferred operations, which we refer to as revenue on a constant currency basis. We calculate revenue on a constant currency basis in a given period by applying the average currency exchange rates in the comparable period of the prior year to the local currency revenue in the current period. We calculate revenue growth (as a percentage) on a constant currency basis by determining the increase in current period revenue over prior period revenue, where current period foreign currency revenue is translated using prior period average currency exchange rates. In addition to adjustments for foreign currency exchange fluctuations, we have also adjusted revenue to exclude the impact of deconsolidation of Jakga to improve comparability between the two periods. We calculate revenue (including growth rates) on a constant currency basis in each of our revenue streams - Paid Content, Advertising and IP Adaptations - using the same method as laid out herein. See Note 17. Disposition and Business Combinations in the accompanying notes to our audited consolidated financial statements included in this Annual Report for more information.
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

	Year Ended December 31,
(in thousands of USD, except percentages)	2025	2024	Change	2024	2023	Change
Total Revenue	$1,382,705	$1,348,478	2.5%	$1,348,478	$1,282,748	5.1%
Effect of deconsolidated and transferred operations	-	(147)	(100.0%)	(147)	(12,406)	(98.8%)
Effects of foreign currency rate fluctuations	17,682	-	N/A	86,861	-	N/A
Revenue on a Constant Currency Basis	$1,400,387	$1,348,331	3.9%	1,435,192	1,270,342	13.0%
Paid Content Revenue	1,087,496	1,083,026	0.4%	1,083,026	1,028,960	5.3%
Effect of deconsolidated and transferred operations	-	(122)	(100.0%)	(122)	(6,042)	(98.0%)
Effects of foreign currency rate fluctuations	11,491	-	N/A	69,237	-	N/A
Paid Content Revenue on a Constant Currency Basis	$1,098,987	$1,082,904	1.5%	1,152,141	1,022,918	12.6%
Advertising Revenue	164,257	166,087	(1.1%)	166,087	145,452	14.2%
Effects of foreign currency rate fluctuations	2,510	-	N/A	8,129	-	N/A
Advertising Revenue on a Constant Currency Basis	$166,767	$166,087	0.4%	174,216	145,452	19.8%
IP Adaptations Revenue	130,952	99,365	31.8%	99,365	108,336	(8.3%)
Effect of deconsolidated and transferred operations	-	(25)	(100.0%)	(25)	(6,364)	(99.6%)
Effects of foreign currency rate fluctuations	3,682	-	N/A	9,495	-	N/A
IP Adaptations Revenue on a Constant Currency Basis	$134,634	$99,340	35.5%	$108,835	$101,972	6.7%

Paid Content Average Revenue Per Paying User ("ARPPU")
Korea Paid Content Revenue	$331,158	$352,521	(6.1%)	$352,521	$386,193	(8.7%)
Korea ARPPU	7.77	7.84	(0.9%)	7.84	7.93	(1.1%)
Effect of deconsolidated and transferred operations	-	-	N/A	-	(0.12)	(100.0%)
Effects of foreign currency rate fluctuations	0.44	-	N/A	0.45	-	N/A
Korea ARPPU on a Constant Currency Basis	$8.21	$7.84	4.7%	$8.29	$7.81	6.1%

Japan Paid Content Revenue	621,540	594,302	4.6%	594,302	527,489	12.7%
Japan ARPPU	23.16	22.12	4.7%	22.12	22.50	(1.7%)
Effects of foreign currency rate fluctuations	(0.28)	-	N/A	1.80	-	N/A
Japan ARPPU on a Constant Currency Basis	$22.88	$22.12	3.4%	$23.92	$22.50	6.3%

Rest of World Paid Content Revenue	134,799	136,203	(1.0%)	136,203	115,277	18.2%
Rest of World ARPPU	6.60	6.57	0.5%	6.57	5.40	21.7%
Effects of foreign currency rate fluctuations	-	-	N/A	-	-	N/A
Rest of World ARPPU on a Constant Currency Basis	$6.60	$6.57	0.5%	$6.57	$5.40	21.7%

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

Historically, we have relied primarily upon cash generated from operations and cash provided by NAVER through capital contributions to finance our operations, repay or repurchase indebtedness, finance acquisitions and fund our capital expenditures. NAVER does not have any contractual obligation to provide additional capital to us and therefore there can be no assurance that NAVER will continue to provide additional capital in the form of debt or equity investment in the future to enable us to operate our business. As of December 31, 2025, we had $581.8 million of cash and cash equivalents, which were primarily invested in short-term, highly liquid investments with original maturities of three months or less from the date of purchase and are mainly comprised of bank deposits. We believe that our existing cash and cash equivalent balances will be sufficient to support our working capital requirements for at least the next 12 months based on our current operating plans. However, our future capital requirements will depend on many factors, including our growth rate, sales and marketing activities and other factors affecting our business, including those described in the section entitled “Risk Factors” in this Annual Report. Our expected primary uses of our capital on short-and long-term bases are for repayment of debt, interest payments, working capital, capital expenditures, geographic expansion and other general corporate purposes.
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
Consolidated Statements of Cash Flows
The following table summarizes our cash flows for the period presented:

	Year Ended December 31,
(in thousands of USD)	2025	2024
Net cash provided by operating activities	$11,216	$17,883
Net cash used in investing activities	(7,498)	(17,276)
Net cash provided by (used in) financing activities	1,466	353,867
Effect of exchange rate changes on cash and cash equivalents	4,220	(13,817)
Net increase (decrease) in cash and cash equivalents	$9,404	$340,657
Operating Activities
For the year ended December 31, 2025, net cash provided by operating activities was $11.2 million, which primarily consisted of a net loss of $373.4 million, adjusted for certain non-cash items of $410.6 million. The non-cash items primarily consisted of impairment losses of $336.5 million, stock-based compensation of $41.9 million, and depreciation and amortization of approximately $35.4 million, which was offset by a decrease of $29.0 million in a deferred tax benefit. The net cash outflow from changes in our operating assets and liabilities was primarily due to cash outflows related to income taxes payable, operating lease liabilities, and other liabilities, partly offset by cash inflows from an increase in accrued expenses and accounts payable.

Investing Activities
For the year ended December 31, 2025, net cash used in investing activities was $7.5 million, primarily due to payments made for short-term investments of $26.4 million, and purchases of intangible assets of $10.3 million, which was offset by proceeds received from maturities of short-term investments of approximately $42.5 million.
Financing Activities
For the year ended December 31, 2025, net cash provided by financing activities was $1.5 million, consisting primarily of $1.3 million in proceeds from the exercise of stock options.

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
As discussed above, there is an inherent degree of uncertainty in preparing any forecast of future results, and the key inputs require significant judgments to be made. Any significant changes in these underlying assumptions may significantly affect our impairment conclusions and net book value of our corresponding assets in our consolidated financial statements. During the fourth quarter of the year ended December 31, 2025, there was a material change in the cash flow assumptions that led to the impairment of goodwill for the Wattpad, Munpia, Wattpad WEBTOON Studios Corp. (“Wattpad WEBTOON Studios”), and Purple Duck reporting units as of October 1, 2025. These impairments were primarily driven by a sustained decrease in traffic at Wattpad resulting from prolonged service bans in certain countries combined with technical issues affecting search engine functionality, lower-than-expected realization of synergies from IP expansion at Munpia, a shift in business strategy from content production to providing scripts at Wattpad WEBTOON Studios, and lower-than-expected operating profits and cash flows at Purple Duck.
As of the October 1, 2025, annual impairment testing date, five reporting units had goodwill – Wattpad, Munpia, Wattpad WEBTOON Studios, Purple Duck and LDF. On October 1, 2025, we performed a quantitative annual impairment test for all reporting units, which resulted in $257.2 million, $74.0 million, $2.9 million, and $1.4 million impairment of goodwill at Wattpad, Munpia, Wattpad WEBTOON Studios, and Purple Duck reporting units, respectively. The remaining goodwill at the Wattpad, Munpia, Wattpad WEBTOON Studios, Purple Duck, and LDF reporting units following impairment were $179.9 million, $85.6 million, $0.0 million, $0.01 million and $71.3 million, respectively. No goodwill impairment was recorded for the LDF reporting unit given as its fair value substantially exceeded its respective carrying value.
The fair value of each reporting unit was estimated using a discounted cash flow method with significant inputs such as projected future cash flows, discount rate and terminal growth rate. Our cash flow assumptions are based on detailed, multi-year forecasts performed by each of our operating reporting units that reflect our business plans and market outlook information. The discount rates are determined based on each reporting unit’s cost of capital proportionately weighted between each type of capital (i.e., debt and equity). Terminal growth rates are based on historical industry growth patterns, the reporting unit’s sustainable growth rate, and macroeconomic factors such as GDP growth and inflation rates. The carrying values were based on each respective reporting unit’s net asset balance as of October 1, 2025, and included directly attributable assets and liabilities, including goodwill.
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
Foreign Currency Exchange Risk
Our revenue is generated globally in multiple currencies, primarily KRW, JPY and USD. Our results of current and future operations and cash flows are therefore subject to fluctuations due to changes in foreign currency exchange rates. Particularly, we are exposed to fluctuations in the exchange rates of KRW and JPY against USD, since (i) a majority of our revenue is generated within Korea and Japan, and (ii) several of our primary operating subsidiaries, including NAVER WEBTOON and LDF, are located in Korea and Japan, using their respective local currency as the functional currency. Financial statements of these non-USD-denominated businesses are translated from their local currencies into USD, using exchange rates at the balance sheet date for assets and liabilities, and average exchange rates in effect during the period for revenue and expenses. Consequently, increases or decreases in the value of USD affect the value of certain financial metrics with respect to these businesses in the consolidated financial statements, even if their value has not changed in their local currencies. For example, with a stronger USD against KRW and JPY, for the year ended December 31, 2025, our revenue was $17.7 million, or 1.3%, lower than our revenue on a constant currency basis. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures—Use of Constant Currency” for further information regarding our non-GAAP financial measure of revenue on a constant currency basis.
We have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency exchange rate fluctuations becomes more significant.
Interest Rate Risk
Our cash and cash equivalents primarily consist of cash on hand and short-term, highly liquid investments with original maturities of three months or less from the date of purchase and are mainly comprised of bank deposits. As of December 31, 2025, we had $581.8 million of cash and cash equivalents. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and fair market value of our investments. However, due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates. We do not enter into investments for trading or speculative purposes.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of WEBTOON Entertainment Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of WEBTOON Entertainment Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and group equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Goodwill Impairment Assessments for Certain Reporting Units

As described in Notes 1 and 7 to the consolidated financial statements, the Company’s goodwill balance (net) was $336.8 million as of December 31, 2025, of which the reporting units Wattpad, Munpia and LDF comprise the significant portion. Management conducts an impairment test as of October 1 of each year, or more frequently if events or circumstances result in it being more likely than not that the fair value of a reporting unit is less than its carrying amount. Reporting units are tested for impairment by comparing the estimated fair value of each reporting unit with its carrying amount. If the carrying amount of a reporting unit exceeds its estimated fair value, an impairment loss is recorded based on the difference between the fair value and carrying amount, not to exceed the associated carrying amount of goodwill. Management utilizes the discounted cash flow method under the income approach to estimate the fair value of reporting units. Management’s cash flow projections included significant assumptions related to revenue growth rates, discount rates, and terminal growth rates.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessments of certain reporting units is a critical audit matter are (i) the significant judgment by management when developing the fair value of the reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, discount rates, and terminal growth rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge. As previously disclosed by management, a material weakness existed during the year that impacted this matter.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Wattpad, Munpia, and LDF reporting units. These procedures also included, among others, (i) testing management’s process for developing the fair value of the reporting units; (ii) evaluating the appropriateness of the discounted cash flow method used by management; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow method; and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates, discount rates, and terminal growth rates. Evaluating management’s assumptions related to revenue growth rates, discount rates, and terminal growth rates involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow model and (ii) the reasonableness of the discount rates and terminal growth rates assumptions.

/s/ Samil PricewaterhouseCoopers

Seoul, Korea
March 5, 2026

We have served as the Company’s auditor since 2023.

WEBTOON Entertainment Inc.
Consolidated Balance Sheets
(in thousands of USD, except share and per share data)

	As of December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$581,806	$572,402
Receivables[1], net of allowance for credit losses of $3,378 and $3,418 at December 31, 2025 and December 31, 2024, respectively	176,779	169,187
Prepaid expenses and other current assets, net[2]	72,647	94,783
Total current assets	831,232	836,372
Property and equipment, net	8,339	3,782
Operating lease right-of-use assets	23,705	16,649
Debt and equity securities	69,669	70,178
Intangible assets, net	157,804	180,912
Goodwill, net	336,825	665,275
Equity method investments	80,440	78,668
Deferred tax assets	22,302	17,592
Other non-current assets, net[3]	65,194	65,906
Total assets	$1,595,510	$1,935,334
Liabilities and equity
Current liabilities:
Accounts payable[4]	$136,962	$127,306
Accrued expenses[5]	66,690	62,209
Current portion of operating lease liabilities[6]	9,617	6,053
Contract liabilities	89,994	85,860
Income tax payables – corporate tax	1,236	10,093
Consumption taxes payables	2,900	8,339
Provisions and defined pension benefits	8,766	11,133
Other current liabilities	2,457	2,231
Total current liabilities	318,622	313,224
Non-current liabilities:
Long-term operating lease liabilities[7]	14,055	11,187
Defined severance benefits	25,069	22,030
Deferred tax liabilities	5,755	30,271
Other non-current liabilities	3,737	2,161
Total liabilities	$367,238	$378,873
Commitments and Contingencies (Note 10)
Redeemable non-controlling interest in subsidiary	24,540	36,580

WEBTOON Entertainment Inc.
Consolidated Balance Sheets
(in thousands of USD, except share and per share data)

	As of December 31,
	2025	2024
Stockholders’ equity:
Preferred stock, $0.0001 par value 100,000,000 authorized and no shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	$—	$—
Common stock, $0.0001 par value 2,000,000,000 authorized, 130,776,161 shares and 128,587,944 shares issued and outstanding as of December 31, 2025, and December 31, 2024, respectively	$13	$13
Additional paid-in capital	2,137,926	2,103,931
Accumulated other comprehensive loss	(114,363)	(124,620)
Accumulated deficit	(853,124)	(507,197)
Total stockholders’ equity attributable to WEBTOON Entertainment Inc.	1,170,452	1,472,127
Non-controlling interests in consolidated subsidiaries	33,280	47,754
Total equity	1,203,732	1,519,881
Total liabilities, redeemable non-controlling interest, and equity	$1,595,510	$1,935,334
______________
1.Includes amounts due from related parties of $55,156 and $59,495 as of December 31, 2025, and December 31, 2024, respectively. (See Note 16. Related Parties and Variable Interest Entity)
2.Includes amounts due from related parties of $4,730 and $9,258 as of December 31, 2025, and December 31, 2024, respectively. (See Note 16. Related Parties and Variable Interest Entity)
3.Includes amounts due from related parties of $33,913 and $32,072 as of December 31, 2025, and December 31, 2024, respectively. (See Note 16. Related Parties and Variable Interest Entity)
4.Includes amounts due to related parties of $18,765 and $17,173 as of December 31, 2025, and December 31, 2024, respectively. (See Note 16. Related Parties and Variable Interest Entity)
5.Includes amounts due to related parties of $6,849 and $5,562 as of December 31, 2025, and December 31, 2024, respectively. (See Note 16. Related Parties and Variable Interest Entity)
6.Includes amounts due to related parties of $5,221 and $3,506 as of December 31, 2025, and December 31, 2024, respectively. (See Note 16. Related Parties and Variable Interest Entity)
7.Includes amounts due to related parties of $5,371 and $9,519 as of December 31, 2025, and December 31, 2024, respectively. (See Note 16. Related Parties and Variable Interest Entity)

The accompanying notes are an integral part of these Consolidated Financial Statements.

WEBTOON Entertainment Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands of USD, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Revenue[1]	$1,382,705	$1,348,478	$1,282,748
Cost of revenue[2]	(1,060,524)	(1,009,410)	(987,258)
Marketing[3]	(126,149)	(107,783)	(121,086)
General and administrative expenses[4]	(259,543)	(331,984)	(210,762)
Operating Loss	(63,511)	(100,699)	(36,358)
Interest income	19,170	15,820	3,009
Interest expense	(56)	(45)	(79)
Impairment losses on goodwill and other intangible assets, net	(336,486)	(69,743)	(63,412)
Gain (loss) on equity method investments, net	1,282	(1,123)	(12,339)
Other income (loss), net[5]	(9,808)	6,482	(23,574)
Loss before income tax	(389,409)	(149,308)	(132,753)
Income tax benefit (expense)	16,022	(3,604)	(12,006)
Net loss	(373,387)	(152,912)	(144,759)
Net income (loss) attributable to WEBTOON Entertainment Inc.	(345,927)	(143,905)	(116,455)
Net income (loss) attributable to non-controlling interests and redeemable non-controlling interests	(27,460)	(9,007)	(28,304)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	9,792	(71,935)	(17,251)
Share of other comprehensive income (loss) of equity method investments, net of tax	896	(94)	(906)
Total other comprehensive loss, net of tax	10,688	(72,029)	(18,157)
Total comprehensive loss	$(362,699)	$(224,941)	$(162,916)
Total comprehensive loss attributable to WEBTOON Entertainment Inc.	(335,669)	(213,704)	(134,612)
Total comprehensive loss attributable to non-controlling interests and redeemable non-controlling interests	(27,030)	(11,237)	(28,304)
Weighted average shares outstanding
Basic	130,177,475	119,231,997	109,505,150
Diluted	130,177,475	119,231,997	109,505,150
Income (loss) per share attributable to WEBTOON Entertainment Inc.
Basic	(2.66)	(1.21)	(1.06)
Diluted	(2.66)	(1.21)	(1.06)
1.Includes amounts earned from related parties of $74,297, $72,228 and $78,698 for the years ended December 31, 2025, December 31, 2024, and December 31, 2023, respectively. (See Note 16. Related Parties and Variable Interest Entity)
2.Includes amounts incurred from related parties of $111,254, $96,498 and $22,412 for the years ended December 31, 2025, December 31, 2024, and December 31, 2023, respectively. (See Note 16. Related Parties and Variable Interest Entity)
3.Includes amounts incurred from related parties of $(9,339), $(7,691) and $203 for the years ended December 31, 2025, December 31, 2024, and December 31, 2023, respectively. (See Note 16. Related Parties and Variable Interest Entity)
4.Includes amounts incurred from related parties of $31,249, $32,478 and $30,945 for the years ended December 31, 2025, December 31, 2024, and December 31, 2023, respectively. (See Note 16. Related Parties and Variable Interest Entity)
5.Includes amounts earned from related parties of $1,687, $3,592 and $4,761 for the years ended December 31, 2025, December 31, 2024, and December 31, 2023, respectively. (See Note 16. Related Parties and Variable Interest Entity)
The accompanying notes are an integral part of these Consolidated Financial Statements.

WEBTOON Entertainment Inc.
Consolidated Statements of Stockholders’ Equity and Group Equity
(in thousands of USD, except share and per share data)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity attributable to WEBTOON Entertainment Inc.	Non-controlling interests in consolidated subsidiaries	Group Equity	Total equity
	Shares	Amount
Balance as of December 31, 2022	97,091,692	$10	$1,038,262	$(36,667)	$(212,033)	$789,594	$85,395	$593,513	$1,468,502
Net loss	—	—	—	—	(102,818)	(102,818)	(22,769)	(13,637)	(139,225)
Foreign currency translation adjustments, net of tax[1]	—	—	—	(17,251)	—	(17,251)	—	—	(17,251)
Equity in income of equity method investees	—	—	—	(906)	—	(906)	—	—	(906)
Equity-based compensation and others[2]	—	—	646	—	—	646	2,155	—	2,801
Changes in scope of consolidation	—	—	—	—	—	—	(7,875)	—	(7,875)
Common control transaction	12,413,458	1	628,338	—	(48,441)	579,876	—	(579,876)	—
Balance as of December 31, 2023	109,505,150	11	1,667,246	(54,824)	(363,292)	1,249,141	56,906	—	1,306,047
Net loss	—	—	—	—	(143,905)	(143,905)	(5,153)	—	(149,058)
Foreign currency translation adjustments, net of tax[1]	—	—	—	(69,702)	—	(69,702)	(1,236)	—	(70,938)
Issuance of common stock through initial public offering	15,000,000	2	281,735	—	—	281,737	—	—	281,737
Issuance of common stock through private placement	2,380,952	—	50,000	—	—	50,000	—	—	50,000
Issuance of common stock for exercise of over-allotment	1,371,549	—	26,576	—	—	26,576	—	—	26,576
Equity in income of equity method investees	—	—	—	(94)	—	(94)	—	—	(94)
Equity-based compensation and others[2]	330,293	—	78,374	—	—	78,374	1,098	—	79,472
Changes in scope of consolidation	—	—	—	—	—	—	(3,861)	—	(3,861)
Balance as of December 31, 2024	128,587,944	13	2,103,931	(124,620)	(507,197)	1,472,127	47,754	—	1,519,881
Net loss	—	—	—	—	(345,927)	(345,927)	(15,227)	—	(361,154)
Foreign currency translation adjustments, net of tax[1]	—	—	—	9,361	—	9,361	238	—	9,599
Equity in income of equity method investees	—	—	—	896	—	896	—	—	896
Equity-based compensation and others[2]	2,188,217	—	33,995	—	—	33,995	515	—	34,510
Balance as of December 31, 2025	130,776,161	13	2,137,926	(114,363)	(853,124)	1,170,452	33,280	$—	1,203,732
1.As of December 31, 2025, December 31, 2024, and December 31, 2023, the ending balance in accumulated other comprehensive loss related to foreign currency translation adjustments was $111.5 million, $120.9 million, and $51.2 million, respectively.
2.The Company recorded dividends of $0.3 million, $17.4 million and $0.0 million for the years ended December 31, 2025, December 31, 2024, and December 31, 2023, respectively, as a reduction in additional paid-in capital for stock options granted to NAVER's employees who did not provide services to the Company (See Note 1. Description of Business and Summary of Significant Accounting Policies for the definitions of the Company and NAVER).
The accompanying notes are an integral part of these Consolidated Financial Statements.

WEBTOON Entertainment Inc.
Consolidated Statements of Cash Flows
(in thousands of USD)

	For the Year Ended December 31,
	2025	2024	2023
Operating activities:
Net loss	$(373,387)	$(152,912)	$(144,759)
Adjustments to reconcile net loss to cash used in operating activities:
Allowance for credit losses	4,772	6,034	3,481
Depreciation and amortization	35,431	40,074	38,359
Impairment losses on goodwill and other intangible assets	336,486	69,743	63,412
Operating lease expense	9,690	10,446	11,965
Loss (Gain) on foreign currency, net	(1,605)	(2,519)	5,533
Deferred tax benefit	(28,965)	(24,535)	(15,573)
Loss (Gain) on debt and equity securities, net	8,605	(2,263)	22,585
Loss (Gain) on equity method investment	(1,282)	1,123	12,339
Contingent consideration liability	—	(3,712)	(789)
Stock-based compensation	41,907	87,379	3,220
Gain on disposal of right-of-use assets, net	—	(1,899)	(62)
Change in severance benefit, net	5,584	3,725	(737)
Loss on investments in subsidiaries, net	—	2,713	884
Other non-cash items	14	(707)	(3,411)
Changes in operating assets and liabilities
Changes in receivables	(873)	(24,063)	30,919
Changes in other assets	1,219	(35,928)	(6,523)
Changes in accounts payable	3,421	26,177	(7,583)
Changes in accrued expenses	6,216	1,869	3,083
Changes in consumption taxes payables	(5,725)	3,287	3,213
Changes in contract liabilities	2,400	21,584	1,088
Changes in withholdings	(6,122)	(8)	1,262
Changes in income tax payable - corporate tax	(8,857)	634	1,081
Changes in other liabilities	(6,540)	(812)	4,907
Changes in operating lease liabilities	(8,062)	(9,035)	(10,193)
Changes in deposits	(294)	2,444	(260)
Transfer of severance benefits	(2,817)	(956)	(2,637)
Net cash provided by operating activities	$11,216	$17,883	$14,804
Investing activities:
Proceeds from maturities of short-term investments	$42,538	$68,018	$15,321
Proceeds from sale of debt and equity securities	—	2,970	2,428
Proceeds from sale of property and equipment	297	6,495	659
Proceeds from sale of equity method investments	—	5,938	5,439
Proceeds from loan receivable	1,684	—	311
Payment from maturities of short-term investments	(26,372)	(77,371)	(35,100)
Payment made for loan receivable	(904)	(264)	(11,491)
Purchases of debt and equity securities	(6,801)	(1,000)	(8,700)
Purchases of property and equipment	(7,619)	(2,404)	(10,199)
Purchases of intangible assets	(10,292)	(10,745)	(12,143)
Purchases of equity method investments	—	(9,068)	(682)
Acquisition of businesses, net of cash	(148)	—	—
Disposal of businesses, net of cash	—	(315)	1,988
Other investing activities	119	470	187
Net cash used in investing activities	$(7,498)	$(17,276)	$(51,982)
Financing activities:
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts and commissions	—	292,950	—
Proceeds from issuance of common stock related to private placement	$—	50,000	$—
Capital contribution to a non-wholly owned subsidiary from a limited partner	—	—	3,257
Payments of initial public offering costs	—	(11,154)	—
Proceeds from exercise of over-allotment, net of underwriting discounts and commissions	—	26,786	—
Proceeds from stock option exercise	1,327	746	—
Proceeds from short-term borrowings	139	—	383
Repayments of short-term borrowings	—	(3,597)	(6,279)
Repayments of long-term borrowings	—	(15)	(64)
Payment of contingent consideration related to business acquisition	—	(1,849)	(3,796)
Net cash provided by (used in) financing activities	$1,466	$353,867	$(6,499)
Effect of exchange rate changes on cash and cash equivalents	$4,220	$(13,817)	$(4,287)
Net increase (decrease) in cash and cash equivalents	9,404	340,657	(47,964)
Cash and cash equivalents at beginning of the year	572,402	231,745	279,709
Cash and cash equivalents at end of the year	$581,806	$572,402	$231,745
Supplemental disclosure:
Income taxes paid	$24,702	$25,675	$26,644
Interest paid	$1	$85	$92
Non-cash transactions:
Reclassification of debt and equity securities to equity method investments	$—	$18,701	$—
Reclassification of deferred offering costs to additional paid-in capital upon IPO	$—	$11,215	$—
Share exchange with NAVER upon issuance of new WEBTOON Entertainment Inc. shares[1]	$—	$—	$579,876
Purchase of property and equipment included in accounts payable	—	2	11
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
Basis of Presentation
On June 1, 2023, the Parent entered into a stock contribution agreement with NAVER pursuant to which the Parent acquired 100% of the common shares of Wattpad in exchange for 413,482 shares of the common stock of the Parent (the “Wattpad Transfer”).
The Wattpad Transfer was accounted for as a common control transaction in a manner similar to the pooling-of-interest method. Thus, the financial statements of Wattpad were combined, retrospectively, as if the transaction had occurred as of January 1, 2022.
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

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements
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
Changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary are accounted for as equity transactions (investments by owners and distributions to owners acting in their capacity as owners) with no gain or loss recognized in net loss or comprehensive loss. The carrying amount of any non-controlling interest is adjusted to reflect the change in a parent’s ownership interest in the subsidiary. Any difference between the fair value of the consideration received or paid and the amount by which the non-controlling interest is adjusted is recognized in equity attributable to the parent. All intercompany and intra-entity transactions and balances have been eliminated. The Consolidated Financial Statements for all periods presented include all the costs of doing business, including the expenses that represent services provided by NAVER to the Company and its subsidiaries. Such services under certain agreements are charged to the Company and its subsidiaries based on estimated cost allocation plus mark-up methodology, which management believes is approximating arm’s length costs. The Company believes the charges are reasonably calculated in accordance with SAB Topic 1 Q2. The amounts are billed to and paid for by the Company or its subsidiaries on a regular basis.
Reclassifications
Certain amounts reported for prior years have been reclassified to conform to the current year's presentation. None of these reclassifications impacted reported operating or net loss for any presented period.
Use of Estimates
The preparation of Consolidated Financial Statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates relate primarily to determining the fair value of assets and liabilities acquired in business combinations, acquired intangible assets and goodwill, unit price of virtual currency in revenue recognition, deferred revenue, allowance for credit losses, evaluation of contingencies, deferred tax assets net of a valuation allowance, uncertain tax positions, the fair value of stock-based awards, the fair value of debt and equity securities and the fair value of reporting units for goodwill impairment testing. We based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates.
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

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements
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
Paid Content revenue also includes the sale of physical books from other publishers. The Company earns commissions on the sales of books to end users from merchants that sell their products through the Company’s offerings. For the majority of these transactions, the Company is not the seller of record, nor does it take control of the related inventory, which has led the Company to determine that it is an agent in these transactions. Accordingly, although the Company processes and collects the full payment on these transactions, it records revenue net of amounts remitted to the third party merchant when control transfers to the customer, generally at the time of product shipment from its facilities.
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

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements
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
Marketing
Marketing expenses primarily consist of online and offline advertising and marketing program costs. Marketing expenses also include market research and public relations related expenses that support marketing activities. Advertising costs are expensed as incurred and total advertising expenses were $67.0 million, $36.6 million, and $28.3 million for the years ended December 31, 2025, December 31, 2024, and December 31, 2023, respectively.
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

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements
Stock-Based Awards Issued to Employees of NAVER
The Company issues stock-based awards to employees of NAVER that do not render services to the Company. The Company measures the award based on the grant-date fair value and accounts for the awards as a dividend distribution to NAVER following the attribution principles of ASC 718.
Forward Stock Split, Change in Par Value
On June 26, 2024, the Company filed an Amended and Restated Certificate of Incorporation which effectuated a 30-for-1 forward stock split of its common stock and adjusted the par value of its common stock from $0.01 to $0.0001 on such date. Accordingly, all share and per share amounts presented in the audited Consolidated Financial Statements have been retroactively adjusted to reflect the stock split and change in par value for all periods presented.
Phantom Units
During the twelve months ended December 31, 2025, the Company granted awards in the form of “Phantom Units”, which provide recipients with the right to receive cash payments, less applicable withholding, equivalent to the fair market value of one share of the Company’s common stock on the applicable vesting date, multiplied by the number of Phantom Units that vest. While these Phantom Units do not confer ownership rights, they are also entitled to dividends, if declared, equivalent in an amount in cash and form equal to the dividend that would have been paid on the shares underlying the Phantom Unit had such shares been outstanding on such record date. Any such dividend equivalents shall be subject to the same vesting conditions applicable to the underlying Phantom Unit with respect to which they accrue.
Phantom Units are recorded as an expense based on the fair value of the units on the balance sheet date. The fair value of these awards is updated at each balance sheet date and changes in the fair value of the vested portions of the awards are recorded as increases or decreases to compensation expense in the Consolidated Statements of Operations and Comprehensive Loss. All of the outstanding Phantom Units at December 31, 2025 met the criteria to be treated under liability classification in accordance with ASC 718, given that these awards will settle in cash on the vesting date. See Note 11. Stock-Based Compensation for more information on the Company’s Phantom Units.
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
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based upon the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Our deferred tax assets are recorded net of valuation allowances when, based on the weight of available evidence, it is more likely than not that all or some portion of the recorded deferred tax assets will not be realized in future periods. The consolidated financial statements reflect the jurisdictional netting of deferred tax assets and liabilities within each tax jurisdiction. However, the tax footnote disclosures are presented on a gross basis, without netting across jurisdictions, to provide a detailed breakdown of deferred tax balances as required by the applicable

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements
accounting standards. Realization of our deferred tax assets is dependent on the generation of future taxable income. In considering the need for a valuation allowance, we consider our historical, as well as future projected taxable income, along with other positive and negative evidence in assessing the realizability of our deferred tax assets. Decreases to valuation allowances are recorded as reductions to our income tax expense and increases to valuation allowances result in additional expense for income taxes. We recognize and measure uncertain tax positions taken or expected to be taken in a tax return utilizing a two-step process. In the first step, recognition, we determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criteria. The tax position is measured at the largest amount of benefit that has a likelihood of greater than 50 percent of being realized upon ultimate settlement.
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
Receivables, net of allowance for credit losses
Receivables, net of allowance for credit losses, are stated at their carrying value, net of allowance for credit losses based on lifetime expected losses. Receivable balances are primarily receivables due from payment gateway providers relating to sales processed for the Company’s online platform service business, as well as receivables from advertising activities, net of estimated allowances for credit losses. The Company estimates the allowance for credit losses based upon historical experience, the age and delinquency rates of receivables and the credit quality of the customers, as well as economic and regulatory conditions combined with reasonable and supportable management forecasts of collectibility and other economic factors over the lifetime of the receivables. The Company writes off accounts against the allowance for credit losses when they are deemed to be uncollectible. The total allowances for credit losses as of December 31, 2025, and December 31, 2024, were $3.4 million and $3.4 million, respectively. Credit loss expense is included in General and administrative expenses.
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
Leases
We determine whether an arrangement is or contains a lease at contract inception. Leases with contractual terms greater than twelve months are classified as either operating or finance leases. Operating leases are recorded as operating lease right-of-use assets and operating lease liabilities on the Consolidated Balance Sheets. We elected to account for lease and non-lease components as a single lease component for all classes of assets and elected to not record leases with an initial term of twelve months or less on the Consolidated Balance Sheets. If the rate implicit in the Company’s leases is not readily determinable, we use our incremental borrowing rate based on the information available at the lease commencement date to determine the present value of lease payments over the lease term. When the Company has the option to extend the term or terminate the lease before the contractual expiration date, and it is reasonably certain that it will exercise the option, the Company considers these options in determining the lease term. The Company’s operating leases are comprised of leases of real estate and equipment that are typically entered into for a fixed term that may contain

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements
extension and termination options. Certain agreements have free rent periods or escalating rent payment provisions. Rent expense is recognized on a straight-line basis over the lease term. The Company subleases its properties, which are all classified as operating leases. Any sub-leasing revenue is classified as Other income (loss), net. The Company does not have any finance leases. See Note 8. Leases for further information.
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
Change in Estimated Useful Lives of Intangible Assets
The Company conducts an annual review, at a minimum, of the estimated useful lives of its finite-lived intangible assets. This review indicates that the actual lives of certain intangible assets were shorter than the estimated useful lives over which such assets are amortized due to the abandonment of certain intangible assets that cease to be used. As a result, the Company recognized accelerated amortization expense for these intangible assets of $1.6 million, $3.9 million and $2.5 million for the years ended December 31, 2025, December 31, 2024, and December 31, 2023, respectively.
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

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements
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
Accrued interest receivable on loans is recorded in the Consolidated Balance Sheets in Other current assets, net. As of December 31, 2025, and December 31, 2024, accrued interest receivable was $0.7 million and $0.7 million, respectively.
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

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements
The Company’s receivables include amounts concentrated with three payment gateway companies representing 55.3% and 54.9% of the total receivables balance as of December 31, 2025 and December 31, 2024, respectively. Three borrowers represent 88.9% and 89.0% of the total loan receivables balance as of December 31, 2025 and December 31, 2024, respectively.
There are no individual customers who account for more than 10% of total revenue for the years ended December 31, 2025, December 31, 2024, and December 31, 2023, or 10% or more of its receivables balance as of December 31, 2025 or December 31, 2024.
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
Non-Controlling Interest and Redeemable Non-Controlling Interest in Subsidiary
A non-controlling interest in a consolidated subsidiary represents the portion of the equity in a subsidiary not attributable, directly or indirectly, to the Company. Non-controlling interests are presented as a separate component of equity in the consolidated balance sheets and the presentation of net income is modified to present earnings attributed to controlling and non-controlling interests.
Redeemable non-controlling interests are presented as a component of temporary equity in the mezzanine section of the consolidated balance sheet and the presentation of net income is modified to present earnings attributed to the controlling and redeemable non-controlling interest. The redeemable non-controlling interest is initially recorded at the acquisition date fair value. Subsequently, if it is probable that redeemable non-controlling interest will become redeemable, they are recorded at the higher of (1) the cumulative amount that would result from applying the measurement guidance in ASC 810-10 (i.e., initial carrying amount, increased or decreased for the non-controlling interest’s share of net income or loss, OCI or other comprehensive loss, and dividends) or (2) the redemption price. If it is not probable that redeemable

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements
non-controlling interest will become redeemable, they are recorded at the amount based on step (1) and when the redemption becomes probable, the Group recognizes changes in the redemption price immediately.
The Company does not consider the redemption of the redeemable non-controlling interest probable of being redeemable. Accordingly, the redeemable non-controlling interest will not be remeasured until the redeemable non-controlling interest is probable of becoming redeemable. See Note 20. Redeemable Non-Controlling Interest in Subsidiary Note 21. Non-Controlling Interest in Subsidiaries for more information on the Company’s redeemable and nonredeemable non-controlling interests.
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

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements
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
Each reporting period, a measurement period adjustment is recorded to adjust the redeemable non-controlling interest to its maximum redemption amount with changes recorded in retained earnings (or Additional paid-in capital if the Company has an accumulated deficit) if such non-controlling interest is probable of being redeemed. Changes to redemption value will be reflected as a corresponding adjustment to the numerator for earnings (loss) per share. As of December 31, 2025, December 31, 2024, and December 31, 2023, no adjustments were made to redemption value or loss per share as the redeemable non-controlling interest was not probable of being redeemed.
Recent Accounting Pronouncements Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes - Improvements to Income Tax Disclosures, which requires enhancements and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. This update is effective for fiscal years beginning after December 15, 2024, on a prospective basis and retrospective application is permitted. The Company adopted ASU 2023-09 prospectively during the year ended December 31, 2025. See Note 12. Income Taxes” for more information about the impact of the adoption of ASU 2023-09.
Recent Accounting Pronouncements Yet to Be Adopted
In November 2024, the FASB issued ASU No. 2024-03, Income Statement (Topic 220): Disaggregation of Income Statement Expenses, which requires additional disclosures of certain amounts included in the expense captions presented on the Statement of Operations as well as disclosures about selling expenses. The ASU is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, and early adoption is permitted. The Company is currently evaluating the impacts of adopting this guidance on its financial statement disclosures.
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides an expedient for measuring expected credit losses on current trade receivables and contract assets by assuming that current conditions remain unchanged over the life of the asset, and for non-public business entities, an accounting policy election to consider subsequent cash collections. The amendments are effective for annual and interim periods beginning after December 15, 2025, with early adoption permitted. We do not expect the adoption of this standard to have a material impact on our Consolidated Financial Statements.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the accounting for software costs by removing all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout Subtopic 350-40. The amendments are effective for annual and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impacts of adopting this guidance on its financial statement disclosures.

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements
Note 2. Revenue
Disaggregation of Revenue
The following table shows revenues disaggregated by revenue stream for the years ended December 31, 2025, December 31, 2024, and December 31, 2023:

	Year Ended December 31,
	2025	2024	2023

	(in thousands of USD)
Paid Content	$1,087,496	$1,083,026	$1,028,960
Advertising	164,257	166,087	145,452
IP Adaptations	130,952	99,365	108,336
Total	$1,382,705	$1,348,478	$1,282,748

The revenue stream disaggregation above takes into consideration how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. Paid Content revenue is generated from the provision of platform services that enable users to access content. Paid Content revenue also includes $11.2 million, $10.9 million and $7.5 million of physical book sales through the platform for the years ended December 31, 2025, December 31, 2024, and December 31, 2023, respectively. Advertising revenue represents amounts earned for the display of advertisements on our offerings or product placement within content. IP Adaptations include the internal development of film, streaming series, or other rich media format adaptations commissioned by third party studios or streaming platforms; the license fees generated by sublicensing content to third parties are $13.6 million, $12.9 million and $11.5 million in 2025, 2024 and 2023, respectively; as well as $5.7 million, $15.1 million and $14.0 million of merchandise sales generated through external platforms, IP royalties, and pop-up stores for the years ended December 31, 2025, December 31, 2024, and December 31, 2023, respectively.
The following table shows disaggregation of revenue by geography for the years ended December 31, 2025, December 31, 2024, and December 31, 2023:

	Year Ended December 31,
	2025	2024	2023

		(in thousands of USD)
Korea	$522,033	$517,534	$566,368
Japan	681,821	648,247	557,349
Rest of World	178,851	182,697	159,031
Total	$1,382,705	$1,348,478	$1,282,748
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
We recognized revenues of $81.6 million, $70.4 million and $66.3 million in 2025, 2024, and 2023, respectively, that were included within Contract liabilities on the Consolidated Balance Sheets as of the beginning of the respective year.

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements
As of December 31, 2025, December 31, 2024, and December 31, 2023, our remaining performance obligations were $90.0 million, $85.9 million, and $76.7 million, respectively, and we expect to recognize the entire amounts within one year of the respective year-end.
Note 3. Loss per Share
For the years ended December 31, 2025, December 31, 2024, and December 31, 2023, for the purpose of calculating loss per share and as a result of the common control transaction as described in Note 1. Description of Business and Summary of Significant Accounting Policies the weighted-average number of shares used in the calculation reflects the outstanding shares of Wattpad as if the equity structure of the Parent (the accounting acquirer) was retroactively stated to reflect the number of shares issued in the Wattpad Transfer.
Basic loss per share is computed using the weighted-average number of outstanding shares of common stock during the period. Diluted loss per share is computed using the weighted average number of outstanding shares of common stock and, potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of incremental shares issuable upon the assumed exercise of stock options and vesting of RSUs. For the years ended December 31, 2025, December 31, 2024, and December 31, 2023, the Company’s Korean subsidiaries and equity method investees each had outstanding stock options that will be settled in each respective subsidiary or equity method investee’s common shares. The numerator of the Company’s loss per share includes the Parent’s proportionate share of the diluted loss per share impact of outstanding subsidiaries and equity method investees’ stock options.
The following table sets forth the computation of basic and diluted loss per share for the years ended December 31, 2025, December 31, 2024, and December 31, 2023:

	Year Ended December 31,
	2025	2024	2023

	(in thousands of USD, except share and per share data)
Basic loss per share:
Net loss attributable to WEBTOON Entertainment Inc.	$(345,927)	$(143,905)	$(116,455)
Add: allocation to subsidiary/equity method investee participating security[1]	(207)	123	210
Net loss available to WEBTOON Entertainment Inc.	$(346,134)	$(143,782)	$(116,245)
Shares used in computation:
Weighted-average common shares outstanding	130,177,475	119,231,997	109,505,150
Basic loss per share	$(2.66)	$(1.21)	$(1.06)
Diluted loss per share:
Net loss available to WEBTOON Entertainment Inc.	$(346,134)	$(143,782)	$(116,245)
Add: dilutive impact of subsidiary/equity method investee stock options	(8)	(9)	—
Diluted net loss available to WEBTOON Entertainment Inc.	$(346,142)	$(143,791)	$(116,245)
Shares used in computation:
Weighted-average common shares outstanding	130,177,475	119,231,997	109,505,150
Diluted weighted-average common shares outstanding	130,177,475	119,231,997	109,505,150
Diluted loss per share	$(2.66)	$(1.21)	$(1.06)
______________
1.Represents net loss allocable to Jakga Company Inc. (“Jakga”) redeemable convertible preferred stock which is a participating security per ASC 260. Jakga became an equity method investee from a subsidiary when it was deconsolidated on March 28, 2024 (Refer to Note 17. Disposition and Business Combinations for additional information for Jakga disposition).

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements
The following potentially dilutive outstanding securities were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive for the periods presented, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	Year Ended December 31,
	2025	2024	2023
Stock options	10,577,848	10,932,250	10,883,310
Unvested RSUs	3,298,513	2,635,775	509,190
Subsidiary / equity method investee stock options	441,297	332,597	610,897
Total	14,317,658	13,900,622	12,003,397

Note 4. Other Income (Loss), net
The following table summarizes Other income (loss), net for the years ended December 31, 2025, December 31, 2024, and December 31, 2023:

	Year Ended December 31,
	2025	2024	2023

	(in thousands of USD)
Gain (loss) on debt and equity securities, net	$(8,605)	$2,263	$(22,585)
Loss on foreign currency, net	(625)	(2,103)	(7,590)
Retirement benefit (loss), net	(601)	2,807	8,763
Dividend income	—	2,640	—
Other	23	1,689	(1,341)
Loss on disposal of investment in subsidiaries, net	—	(2,713)	(884)
Gain on right of use asset disposal, net	—	1,899	63
Total other income (loss), net	$(9,808)	$6,482	$(23,574)
Note 5. Balance Sheet Components
Prepaid Expenses and Other Current Assets, net

	As of December 31,
	2025	2024
	(in thousands of USD)
Advance payments, net	$38,138	$47,545
Prepaid expenses	14,635	14,008
Other current assets, net	9,100	6,902
Term deposits	10,774	26,328
Total other current assets, net	$72,647	$94,783
Advance payments are primarily comprised of the payment of minimum guarantees to creators or publishers for their provision of content, such as web-comics, on the Company’s platform.
The advance payments for production of film contents are directly related to the contract that will be used to satisfy a future performance obligation and are expected to be recovered. The Company’s balance of advance payments due to film

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements
production contracts are $29.0 million and $35.1 million, as of December 31, 2025, and December 31, 2024, respectively. These costs are amortized on a systematic basis consistent with the transfer of services to the customer to which the asset relates. The Company recorded amortization of $10.2 million, $11.5 million ,and $8.0 million during the years ended December 31, 2025, December 31, 2024, and December 31, 2023 respectively.
The advance payments for minimum guarantee are amortized as the associated commission expenses payable to creators or publishers are incurred. When the Company determines the estimated future commission expenses payable are less than the carrying amount of such advance payments, the remaining portion of that advance payment is charged to expense in the period in which such determination is made. The Company charged advance payments to expense due to such determination in the amounts of $0.2 million, $0.2 million, and $1.2 million for the years ended December 31, 2025, December 31, 2024, and December 31, 2023 respectively.
Other current assets, net, consist primarily of inventories, the current portion of leasehold deposits and contract asset. The allowances on short-term loans were immaterial to the Company’s consolidated balance sheets as of December 31, 2025, and December 31, 2024, respectively.
Term deposits are bank deposits held by Korean and Japanese subsidiaries of the Company with maturities of less than one year but more than three months. As of December 31, 2025, and December 31, 2024, the term deposit balance of $8.7 million and $8.0 million was pledged to Sumitomo Mitsui Banking Corporation as a compensating balance deposit on contract liabilities of the Company’s subsidiary in accordance with the Payment Services Act in Japan.
Other Non-Current Assets, net

	As of December 31,
	2025	2024

	(in thousands of USD)
Advance payments, net	$25,486	$29,222
Long-term loans, net	30,890	31,859
Other non-current assets, net	8,818	4,825
Total other non-current assets, net	$65,194	$65,906
Long-term advance payments represent the portion of advance payments expected to remain on the balance sheet beyond one year. When the Company determines the estimated future commission expenses payable are less than the carrying amount of the long-term advance payments, the remaining portion of that long-term advance payment is charged to expense in the period in which such determination is made. The Company’s balance of advance payments due to film production contracts are $7.3 million and $8.5 million as of December 31, 2025 and December 31, 2024, respectively, and charged long-term advance payments to expense due to such determination in the amounts of $11.9 million, $6.9 million and $4.4 million, for the years ended December 31, 2025, December 31, 2024, and December 31, 2023, respectively. The Company recorded amortization expense of $65.3 million, $36.3 million, and $64.2 million, and impairment loss of $0.7 million, $0.4 million and $0.5 million during the years ended December 31, 2025, and December 31, 2024, and December 31, 2023, respectively, for contracts related to film products.

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements
Accrued Expenses
Accrued expenses as of December 31, 2025, and December 31, 2024, consisted of:

	As of December 31,
	2025	2024

	(in thousands of USD)
Accrued royalties	$26,126	$21,201
Accrued allowances	10,959	8,531
Accrued bonuses	16,070	14,987
Accrued other expenses	13,535	17,490
Total Accrued Expenses	$66,690	$62,209
Accrued royalties are liabilities recorded on an accrual basis for amounts to be paid to the content providers by the Company, and Accrued other expenses are liabilities recorded on an accrual basis for marketing and advertising expenses. Accrued allowances and Accrued bonuses are liabilities recorded on an accrual basis for labor expenses.
Note 6. Property and Equipment, net
Property and equipment, net consists of the following:

		As of December 31,
	Estimated Useful Lives (in years)	2025	2024

		(in thousands of USD)
Land	Indefinite	$110	$108
Buildings	40	174	170
Equipment	3-5	13,775	10,457
Leasehold improvements	Lesser of lease term or useful life	3,280	652
Construction in progress		295	82
Property and equipment		17,634	11,469
Less: Accumulated depreciation		(9,295)	(7,687)
Property and equipment, net		$8,339	$3,782
Depreciation expenses on property and equipment were $2.1 million, $3.4 million and $3.8 million for the years ended December 31, 2025, December 31, 2024, and December 31, 2023, respectively and were recorded within General and administrative expenses.

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements
Note 7. Goodwill, net and Intangible Assets, net
Intangible assets, net as of December 31, 2025 and December 31, 2024 consist of the following:

	As of December 31, 2025
	Estimated Useful Lives (in years)	Gross amount	Accumulated Amortization	Impairment	Carrying amount

	(in thousands of USD)
Intangible assets with definite lives:
Brand	15	$133,164	$(36,354)	$—	$96,810
Intellectual property rights	4-14	120,165	(66,481)	(978)	52,706
Software	5	55,120	(47,484)	—	7,636
Trademarks, copyrights, and patents	4.32-15	98	(57)	—	41
Intangible assets with indefinite lives:					—
Intellectual property rights	Indefinite	346	—	—	346
Membership	Indefinite	265	—	—	265
Total intangible assets		$309,158	$(150,376)	$(978)	$157,804

	As of December 31, 2024
	Estimated Useful Lives (in years)	Gross amount	Accumulated Amortization	Carrying amount

	(in thousands of USD)
Intangible assets with definite lives:
Brand	15	$133,837	$(27,565)	$106,272
Intellectual property rights	4-14	109,552	(50,270)	59,282
Software	5	41,290	(26,576)	14,714
Trademarks, copyrights, and patents	4.32-15	80	(41)	39
Intangible assets with indefinite lives:
Intellectual property rights	Indefinite	346	—	346
Membership	Indefinite	259	—	259
Total intangible assets		$285,364	$(104,452)	$180,912
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
Amortization expense for intangible assets for the years ended December 31, 2025, December 31, 2024, and December 31, 2023, was $33.3 million, $36.7 million, and $34.5 million, respectively, which included the accelerated amortization expense for abandoned intellectual property rights of $1.6 million, $3.9 million, and $2.5 million, respectively.

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements
Intangible assets, other than goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the fourth quarter of 2025, based on management’s updated cash flow forecasts, management determined that the carrying amount of the Bootcamp video production assets was no longer recoverable as no further revenues or cost recoveries are anticipated from the project. As a result, the Company recognized an impairment charge of $1.0 million for the year ended December 31, 2025, in Impairment losses on goodwill and other intangible assets in the Consolidated Statements of Operations and Comprehensive Loss, representing a full write-off of the remaining carrying balance. There were no impairments of intangible assets, other than goodwill, during the years ended December 31, 2024, or December 31, 2023.
Intangible asset amortization expenses for the following five years are expected to be as follows:

Years Ended December 31,	(in thousands of USD)
2026	$31,826
2027	17,058
2028	12,982
2029	12,980
2030	12,980
Thereafter	70,346
Total intangible assets, net	$158,172
The changes in the carrying amount of goodwill for the years ended December 31, 2025, and December 31, 2024 are as follows:

	2025	2024

	(in thousands of USD)
Goodwill at January 1	$761,770	$843,298
Less: accumulated impairment losses	(96,495)	(64,122)
Goodwill, net at January 1	$665,275	$779,176

Goodwill Activity:
Acquisition	1,398	—
Foreign currency translation adjustments	5,660	(30,564)
Disposition, net	—	(13,594)
Impairments	(335,508)	(69,743)
Goodwill, net at December 31	$336,825	$665,275
Goodwill at December 31	$768,165	$761,770
Less: accumulated impairment losses*	(431,340)	(96,495)
Goodwill, net at December 31	$336,825	$665,275
______________
(*)Accumulated impairment losses include $437.0 million and $101.4 million of impairment charges for the years ended December 31, 2025, and December 31, 2024, respectively. Additionally, cumulative translation adjustments (“CTA”) resulted in a net reversal of $5.6 million and $5.0 million for the year ended December 31, 2025, and December 31, 2024, respectively.
During 2025, the Company acquired a controlling interest in Purple Duck through a business combination achieved in stages, and recognized goodwill of $1.4 million. During 2024, the Company deconsolidated its reporting unit Jakga, which resulted in the Company derecognizing goodwill, net in the amount of $13.6 million, which consisted of goodwill of $44.3 million and accumulated impairment of $30.7 million. (see Note 17. Disposition and Business Combinations, for more information on these transactions).

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2025, and December 31, 2024, the Company elected to bypass a qualitative assessment and performed a quantitative assessment to fulfill its annual goodwill impairment testing requirements under U.S. GAAP. The fair value of each reporting unit as of October 1, 2025, and October 1, 2024, respectively, was estimated using a discounted cash flow method with significant Level 3 inputs such as projected future cash flows, discount rate and terminal growth rate. The carrying values were based on each respective reporting unit’s net asset balance as of October 1, 2025, and October 1, 2024, respectively, and included directly attributable assets and liabilities, including goodwill.
The Company recognized impairment loss on goodwill for Wattpad, Munpia, Wattpad WEBTOON Studios Corp. (“WWS”), and Purple Duck of $257.2 million, $74.0 million, $2.9 million and $1.4 million respectively, for the year ended December 31, 2025, as the carrying value of each reporting unit exceeded the fair value of the respective reporting unit.
For Wattpad, the impairment charge was primarily driven by a downward revision in projected operating results, which led to a lowered outlook for 2026 and beyond. This adjustment resulted from challenges in the advertising business, where delays in key strategic initiatives, such as the migration to the advertising platform, caused by organizational restructuring in the North American advertising division, along with the loss of sales personnel, led to a shortfall in advertising revenue. Additionally, user metrics declined due to a sustained decrease in Monthly Active Users (MAU) and traffic from prolonged service bans in Russia and Turkey, combined with technical issues affecting search engine functionality, which collectively resulted in lower ad impressions and slower growth in paid content revenue.
For Munpia, while recent standalone operating performance remains stable, the Company recalibrated its long term forecast to reflect a lower than expected realization of synergies from IP expansion. Recent financial analysis indicated that the conversion of webnovels into secondary content and the subsequent increase in distribution revenue were slower than initially anticipated. This structural realignment resulted in a reduction in projected business scale, which in turn increased the discount rate applied in the valuation due to a higher size premium.
For WWS, business strategy shifted from drama and movie production to providing scripts or rights utilizing Webtoon IP to clients, such as drama and movie production companies, leading to a significant reduction in projected future cash flows.
In the case of Purple Duck, lower than expected operating profits and cash flows contributed to the impairment of the reporting unit.
The Company recognized impairment loss on goodwill for Wattpad, Munpia, and WWS of $46.7 million, $20.3 million, and $2.7 million respectively, for the year ended December 31, 2024, as the carrying value of each reporting unit exceeded the fair value of the respective reporting unit. For Wattpad, strategic shifts toward an ad-based revenue model had not yet yielded significant revenue improvement, resulting in delayed profitability enhancement which contributed to the impairment of the reporting unit. For Munpia, structural changes in operations, workforce reduction, and project delays resulted in the underperformance in revenue growth which contributed to the impairment of the reporting unit. In the case of WWS, lower than expected operating profits and cash flows contributed to the impairment of the reporting unit.
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

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements
Note 8. Leases
The Company engages in leasing arrangements that primarily involve office buildings, some of which are further subleased to third parties or related parties. The Company has not entered into any arrangements that include residual value guarantees for its leases. The Company has extension options for four lease offices, with extension periods ranging from one year to five years; however, since the likelihood of extension is not reasonably certain, it is not reflected in the right-of-use assets and liabilities.
The components of lease expense for the years ended December 31, 2025, December 31, 2024, and December 31, 2023, are as follows:

	Year Ended December 31,
	2025	2024	2023

	(in thousands of USD)
Operating lease expense[1]	$9,690	$10,446	$11,965
Short-term lease expense	564	922	653
Total lease expense	$10,254	$11,368	$12,618
1.Includes operating lease expense of $4.3 million, $5.5 million, and $7.2 million related to NAVER for the years ended December 31, 2025, December 31, 2024, and December 31, 2023, respectively. See Note. 16 “Related Parties and Variable Interest Entity” for further details.
Lease expense is included within General and administrative expenses of the Consolidated Statements of Operations and Comprehensive Loss.
Supplemental disclosure of cash flow information related to operating leases is as follows:

	As of December 31,
	2025	2024	2023

	(in thousands of USD)
Cash paid for amounts included in the measurement of operating lease liabilities	$8,062	$9,035	$10,193
Right-of-use assets obtained in exchange for operating lease liabilities	13,533	15,070	2,806
The following table presents the weighted average remaining lease terms and discount rates as of December 31, 2025 and December 31, 2024:

	As of December 31,
	2025	2024
Weighted-average remaining lease term	3.24 years	3.56 years
Weighted-average discount rate	3.86%	4.49%

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements
The aggregate future lease payments for operating lease liabilities as of December 31, 2025, are as follows:

Year	(in thousands of USD)
2026	$10,188
2027	7,148
2028	3,612
2029	3,234
2030	734
Thereafter	691
Total future lease payments	25,607
Less: Imputed interest	(1,935)
Total	$23,672
The Company subleases a portion of its operating lease right-of-use assets for buildings. Total other income generated from subleases is $0.3 million, $0.3 million, and $0.6 million for the years ended December 31, 2025, December 31, 2024, and December 31, 2023, respectively, and is included within Other income (loss), net of the Consolidated Statements of Operations and Comprehensive Loss.
Note 9. Debt
Revolving Credit Facilities
In October 2025, the Company entered into a new one-year revolving credit facility arrangement with Shinhan Bank Japan. During the year ended December 31, 2025, the Company extended its previous one-year revolving credit facility arrangements with Shinhan Bank, KEB Hana Bank, and Kookmin Bank.
Collectively, the revolving credit facilities provide available credits of $64.0 million and $54.4 million as of December 31, 2025, and December 31, 2024, respectively.
As of December 31, 2025, and December 31, 2024, the Company had not drawn any amounts from these facilities.
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
Legal Proceedings
The Company is involved in a number of claims pending with various courts, or otherwise unresolved as of December 31, 2025 and December 31, 2024. Adverse results in these claims may include awards of damages and may also result in, or even compel a change in the Company’s business practices, which could materially impact the Company’s future financial results. The Company cannot determine the potential loss or a range of possible losses for cases in their initial stages or where there is an unclear and inconsistent interpretation of laws related to the industry-specific grievances across various jurisdictions. Though the outcome of pending lawsuits and claims cannot be anticipated with certainty, the Company does not expect adverse results from its pending lawsuits and claims, as of December 31, 2025, and December 31, 2024. The timing and outcome of ongoing legal proceedings are uncertain by nature. Therefore, while management deems the chance of a significant loss for all pending claims, whether asserted or unasserted, to be remote, the resolution of one or more of these legal matters against the Company during the same reporting period in excess of

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements
management’s projections could negatively impact the Company’s Consolidated Financial Statements for that reporting period.
Securities Litigation
On September 5, 2024, a purported stockholder filed a putative class action lawsuit against the Company, its directors, and the underwriters of the IPO in the federal court for the Central District of California, purportedly on behalf of all purchasers of shares of the Company’s common stock pursuant or traceable to the IPO Prospectus and the Company’s Registration Statement on Form S-1 (File No. 333-279863) relating to the IPO (the “Registration Statement”). The complaint alleges that the Registration Statement was materially false and misleading in violation of Sections 11 and 15 of the Securities Act of 1933 (the “Securities Act”). On October 10, 2024, the court ordered that the defendants are not required to answer or otherwise respond to the complaint, deferring any response until after the court rules on any motion by a purported class member to serve as lead plaintiff. On December 12, 2024, the court appointed a lead plaintiff and lead counsel. On February 3, 2025, the lead plaintiff filed an amended complaint, and on March 4, 2025, the Company, its directors, and the underwriters of the IPO moved to dismiss the amended complaint. On November 14, 2025, the court denied the motion to dismiss. On November 14, 2025, the court issued an order granting in part and deny in part the motion to dismiss. On December 2, 2025, the court issued an amended order granting in part and denying in part the motion to dismiss. On January 9, 2026, the WEBTOON defendants and underwriter defendants filed answers to the operative complaint. The Company intends to defend this case vigorously. At this early state of the proceedings, the Company can neither predict the ultimate outcome of the litigation nor estimate any range of possible losses.
On November 15, 2024, a purported stockholder filed a shareholder derivative lawsuit against the Company’s directors, naming the Company as a nominal defendant, in the federal court for the Central District of California. The complaint focuses on the same allegations as the putative securities class action described above, including that the Company’s Registration Statement was materially false or misleading. The complaint includes claims for violations of Section 14 (a) of the Exchange Act, breach of fiduciary duties, and unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and contribution under Section 11(f) of the Securities Act, and the Section 31D of the Exchange Act of 1934. On January 13, 2025, by stipulation of the parties, the court ordered the shareholder derivative lawsuit stayed pending resolution of the Company’s motion to dismiss in the putative securities class action. On December 9, 2025, by stipulation of the parties, the court ordered the shareholder derivative lawsuit stayed until the court in the putative securities class action holds a scheduling conference and issues a scheduling order. At this early stage of the proceedings, the Company can neither predict the ultimate outcome of the litigation nor estimate any range of possible losses.

Note 11. Stock-Based Compensation
2020 Equity Incentive Plan
In November 2020, the Company’s board of directors approved and adopted the 2020 Equity Incentive Plan (the “2020 Plan”) that was amended and restated in December 2021 (“First Amendment”), February 2023 (“Second Amendment”) and in November 2023 (“Third Amendment”). The 2020 Plan governs the terms for the granting of incentive stock options, non-statutory stock options and RSUs, to employees, consultants, and directors of the Company. The Company granted stock options that vest upon the satisfaction of both service-based and performance-based conditions and stock options that vest upon satisfaction of a service-based condition. In addition, the Company granted RSUs that vest upon the satisfaction of both service-based and performance-based conditions, RSUs that vest upon the satisfaction of either a service-based condition or a performance-based condition and RSUs that vest upon the satisfaction of a service-based condition. For the stock options and RSUs with the performance conditions satisfied upon the completion of the Company’s IPO, the Company recorded $48.6 million in stock-based compensation expense in 2024, consisting primarily of a cumulative catch-up adjustment related to such awards based on the full or partial fulfillment of requisite service periods. Unrecognized stock-based compensation expense related to these awards will be recorded over the remaining requisite service period. Under the 2020 Plan, 7,639,440 shares of the Company’s common stock reflecting 2024 stock split effect were initially reserved for grant. Options and RSUs under the 2020 Plan that expire or are forfeited, canceled, exchanged or repurchased are returned to the pool of shares of common stock available for issuance under the 2020 Plan. The maximum number of shares of the Company’s common stock issuable under the 2020 Plan is 19,288,192 shares. As of December 31, 2025, and December 31, 2024, the Company had 4,652,016 shares and 5,277,764 shares of common stock available for future issuance, respectively.

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements
2024 Omnibus Incentive Plan
In June 2024, the Company's board of directors adopted, and the stockholders approved, the 2024 Omnibus Incentive Plan ("2024 Plan"), which became effective on June 14, 2024. The Company initially reserved 10,950,515 shares of common stock for issuance under the 2024 Plan. Under the 2024 Plan, the number of common shares reserved will be increased by 5% or any such smaller number of shares as determined by the board of directors beginning on January 1, 2025 through January 1, 2034. Shares of the Company’s common stock subject to an award under the 2024 Plan shall again be made available for issuance or delivery under the 2024 Plan if such shares are (i) shares delivered, withheld or surrendered in payment of the exercise or purchase price of an award, (ii) shares delivered, withheld, or surrendered to satisfy any tax withholding obligation or (iii) shares subject to a stock-settled award that expires or is canceled, forfeited or terminated without issuance of the full number of shares to which the award related. The 2024 Plan provides for the granting of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, other share-based awards, other cash-based awards, substitute awards, and performance awards to employees, consultants, executives, and directors. As of December 31, 2025, and December 31, 2024, the Company had 7,570,494 and 10,818,583 shares, respectively, of common stock available for future issuance under the 2024 Plan.
Stock options
The Company’s stock options are granted with exercise prices equal to the estimated fair value of common stock at the date of grant. For stock options that vest only upon the satisfaction of both service and performance-based vesting conditions with cliff vesting at the end of the requisite service period (all of which were granted prior to the completion of the Company’s IPO), the Company recognizes stock-based compensation expense over the requisite service period when the performance condition is deemed probable or met. Such pre-IPO options vest on the third anniversary of the grant date, subject to the recipient remaining an employee of the Company and the performance-based condition was satisfied upon the completion of the Company's IPO. Options with only a service-based condition generally vest quarterly over three years from the vesting start date, subject to the recipient remaining an employee of the Company at each vesting date. Stock options issued under the 2020 Plan expire eight years from the grant date. As of December 31, 2025, and December 31, 2024, the total unrecognized compensation expense related to unvested stock options was $4.6 million and

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements
$12.4 million, respectively, and is expected to be recognized over the remaining weighted-average service period of 0.96 years using the straight-line method, net of estimated forfeitures.
The table below summarizes the Company’s stock option activity:

(in thousands of USD, except unit price)	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance as of January 1, 2024	10,883,310	$14.18	5.8	$75,758
Granted	241,920	22.45
Forfeited	(125,490)	16.67
Exercised	(67,489)	11.05		252
Balance as of December 31, 2024	10,932,251	$14.36	4.9	$19,163
Options vested and expected to vest as of December 31, 2024	10,790,203	14.27	4.3	19,163
Options exercisable as of December 31, 2024	8,381,081	11.45	4.1	19,163

Balance as of January 1, 2025	10,932,251	$14.36	4.9	$19,163
Granted	—	—
Forfeited	(241,501)	17.48		56
Exercised	(112,902)	11.75		648
Balance as of December 31, 2025	10,577,848	$14.31	3.7	$14,372
Options vested and expected to vest as of December 31, 2025	10,558,530	$14.30	3.7	14,372
Options exercisable as of December 31, 2025	8,896,348	$12.96	3.2	14,372
The fair value of the Company’s stock options was estimated using a Black-Scholes option pricing model on the grant date based on the following assumptions:

	2024	2023
Weighted-average expected term	5.5 years	4.9 years
Weighted-average expected volatility	34.60%	34.15%
Expected dividend yield	—	—
Risk-free interest rate	3.85%-4.52%	4.15%-4.62%
Weighted-average grant-date fair value	$9.04	$7.94
All stock options were granted prior to the completion of the Company’s IPO. As the Company was privately held prior to its IPO and did not have trading history for the Company’s common stock, the expected price volatility for the Company’s common stock was estimated by taking the average historical price volatility for industry peers that also served as benchmark references in the Company’s common stock valuations. The expected term is the midpoint between the end of the requisite service period and the contractual term of the award. The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the options for each option group. The Company utilized a dividend yield of zero, as it had no history or plan of declaring dividends on its common stock. No options were granted during the year ended December 31, 2025.
Restricted Stock Units
The Company granted (i)under the 2020 Plan RSUs with both a service- and performance-based condition, RSUs that vest upon satisfaction of a service-based condition or a performance-based condition, and RSUs that vest upon a service-based condition and (ii) under the 2024 Plan, RSUs that vest upon a service-based condition. RSUs generally time-

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements
vest over one to four years from the vesting start date, subject to the recipient remaining an employee of the Company at each vesting date. For RSUs subject to a performance-based condition, the performance condition was satisfied upon the completion of the Company's IPO. The RSUs carry dividend-equivalent rights during the vesting period which is accrued over the vesting period if the Company declares any dividends. Dividend equivalents are subject to the same vesting conditions applicable to the underlying RSUs and the dividend-equivalent rights are forfeited in the event the recipient is no longer an employee on the vesting date. The accrued dividend is paid upon vesting of the RSUs. As of December 31, 2025, no dividends were declared.
As of December 31, 2025 and December 31, 2024, the total unrecognized compensation expense related to unvested RSUs was $27.0 million and $28.8 million respectively, and is expected to be recognized over the remaining weighted-average service period of 1.43 years using the straight-line method and graded-vesting methods, as appropriate, net of estimated forfeitures. The total fair value of RSUs vested during the years ended December 31, 2025, and December 31, 2024, was $40.4 million and $6.6 million respectively. No RSUs vested during the year ended December 31, 2023.
The table below summarizes the Company’s RSU activity:

(in USD per unit)	Number of RSUs	Weighted Average Grant-Date Fair Value
Balance as of January 1, 2024	509,192	$20.34
Granted	2,783,197	22.06
Forfeited	(149,769)	22.50
Released	(506,845)	20.53
Balance as of December 31, 2024	2,635,775	$22.00

Balance as of January 1, 2025	2,635,775	$22.00
Granted	3,248,089	9.08
Forfeited	(177,535)	10.73
Released	(2,407,816)	16.77
Balance as of December 31, 2025	3,298,513	$13.69

A summary of compensation expenses for all stock-based payment arrangements recognized in Cost of revenue, Marketing and General and administrative expense on our Consolidated Statements of Operations and Comprehensive Loss is as follows:

	Year Ended December 31,
	2025	2024	2023

	(in thousands of USD)
Cost of revenue	$9,472	$10,561	$1,196
Marketing	1,574	1,575	444
General and administrative expenses	30,861	75,243	6,705
Total	$41,907	$87,379	$8,345

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements
The following table summarizes the Company's Phantom Unit activity for the year ended December 31, 2025:

	Number of Phantom Units	Weighted Average Grant-Date Fair Value
Balance as of January 1, 2025	—	$—
Granted	557,180	9.04
Forfeited	(21,399)	9.04
Vested	(207,033)	9.04
Balance as of December 31, 2025	328,748	$9.04
As of December 31, 2025, the Company recognized stock-based compensation expense related to the Phantom Units of $4.1 million. Compensation expense for the Phantom Units is based on the fair value of the units as of the balance sheet date, as further discussed in Note 1. Description of Business and Summary of Significant Accounting Policies, and such costs are recognized ratably over the service period of the awards. As the fair value of liability awards is required to be re-measured each period end, stock compensation expense amounts recognized in future periods for these awards will vary. The estimated future cash payments of these awards are presented within accrued expenses on the Company's Consolidated Balance Sheets. As of December 31, 2025, the total unrecognized compensation expense related to unvested Phantom Units is $2.1 million and is expected to be recognized over the remaining weighted-average service period of 1.06 years using the straight-line method, net of estimated forfeitures.

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements
Note 12. Income Taxes
The Company is subject to U.S. federal and various state corporate income taxes as well as taxes in foreign jurisdictions where foreign subsidiaries have been established.
Loss before income tax expense for the years ended December 31, 2025, December 31, 2024, and December 31, 2023 is as follows:

	As of December 31,
	2025	2024	2023
	(in thousands of USD)
U.S.	$(9,894)	$(92,622)	$(26,780)
Korea	(106,975)	26,166	(10,850)
Other	(272,540)	(82,852)	(95,123)
Loss before income tax expense	$(389,409)	$(149,308)	$(132,753)

The components of income tax expense for the years ended December 31, 2025, December 31, 2024, and December 31, 2023, consist of the following:

	As of December 31,
	2025	2024	2023
	(in thousands of USD)
Current income tax expense:
U.S. Federal	$2,810	$2,419	$—
State	(575)	1,025	150
Korea	10,758	23,074	25,881
Other	208	1,790	1,816
Uncertain tax position liability (Korea)	(258)	(169)	(268)
Total current income tax expense	12,943	28,139	27,579
Deferred income tax expense:
Korea	(4,822)	(5,673)	(13,156)
Other	(24,143)	(18,862)	(2,417)
Total deferred income tax expense	(28,965)	(24,535)	(15,573)
Total income tax expense (benefit)	$(16,022)	$3,604	$12,006
Effective tax rate	4.11%	(2.41)%	(9.04)%
On July 4, 2025, the United States enacted tax reform legislation through the One Big Beautiful Bill Act (the “Act”), with certain provisions of the Act effective in 2025 and other provisions becoming effective in 2026 and beyond. The provisions of the Act effective in 2025 were not material and have been reflected in our results, as applicable.

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements
The reconciliation from the statutory federal income tax rate to our effective income tax rate, applying ASU 2023-09 prospectively, for the year ended December 31, 2025 is as follows:

	2025	%
	(in thousands of USD)
Provision computed at federal statutory rate	$(81,776)	21.0%
State income taxes, net of federal effect *	188	—%
Foreign tax effects
Korea
Difference in foreign tax rates	(816)	0.2%
Non-deductible stock compensation	5,374	(1.4)%
Foreign tax	(1,701)	0.4%
Impairment of goodwill[5]	15,809	(4.1)%
Others	1,201	(0.3)%

Japan
Difference in foreign tax rates	1,853	(0.5)%
Non-deductible stock compensation	1,548	(0.4)%
Change in valuation allowance	(8,425)	2.2%
Withholding tax[7]	8,533	(2.2)%
Others	717	(0.2)%

Canada
Difference in foreign tax rates	(1,145)	0.3%
Change in valuation allowance	(17,059)	4.4%
Impairment of goodwill[5]	54,622	(14.0)%
Others	1,189	(0.3)%

Effect of changes in tax laws or rates enacted in the current period	—	—%
Effect of cross-border tax laws
Disavowed Deduction Addback[3]	13,755	(3.5)%
Global Intangible Low Taxed Income[4]	2,195	(0.6)%
Branch (loss)/income[1]	(14,736)	3.8%
Investments in affiliates	8,169	(2.1)%
Tax credits
Foreign tax credits[1]	(6,031)	1.5%
Changes in valuation allowances
Change in valuation allowance	(363)	0.1%
Nontaxable or nondeductible items
Disallowed Deduction of Covered Employees Compensation[2]	1,461	(0.4)%
Other	(324)	0.1%
Changes in unrecognized tax benefits
Uncertain tax positions liability	(258)	0.1%
Income tax expense (benefit)	$(16,022)	4.1%

*The state that contributes to the majority (greater than 50%) of the tax effect in this category is California for 2025.

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements
The reconciliation from the statutory federal income tax rate to our effective income tax rate, applying ASC 740 prior to the adoption of ASU 2023-09 for the years ended December 31, 2024 and December 31, 2023 is as follows:

	2024	2023

	(in thousands of USD)
Provision computed at federal statutory rate	$(31,355)	$(27,878)
State income taxes, net of federal effect	1,006	150
Difference in foreign tax rates	1,406	(6,317)
Permanent differences:
Foreign tax	(1,681)	(1,145)
Branch (loss) income[1]	(16,834)	(13,987)
Non-deductible interest expense	489	1,038
Non-deductible stock compensation	6,500	1
Disallowed deduction of covered employee compensation[2]	15,680	—
Disavowed deduction addback[3]	10,290	—
Global intangible low taxed income[4]	3,899	—
Investment in subsidiaries	3,993	1,784
Impairment of goodwill[5]	13,618	13,317
Disposition of LOCUS[6]	—	5,355
Other permanent differences	1,105	850
Other tax credits	(534)	(47)
Withholding tax[7]	7,969	5,479
Foreign currency translation adjustments on deferred tax	7,734	699
Taxation on foreign currency translation gains or losses[8]	(13,256)	—
Change in valuation allowance	(7,198)	26,465
Uncertain tax positions liability	(169)	(268)
Tax audit payment[9]	—	7,044
Other	942	(534)
Income tax expense	$3,604	$12,006
______________
1.For the years ended December 31, 2025, December 31, 2024 and December 31, 2023, a permanent difference of $(14.7) million, $(16.8) million and $(14.0) million, respectively, were included as branch (loss)/income. The branch loss of $14.7 million for the year ended December 31, 2025, represents the tax effect on $70.2 million of accounting loss and $6.0 million of foreign tax credits generated by NAVER WEBTOON. The branch loss of $16.8 million for the year ended December 31, 2024, represents the tax effect on $20.7 million of accounting income and $21.2 million of foreign tax credits generated by NAVER WEBTOON. The branch loss of $14.0 million for the year ended December 31, 2023, represents the tax effect on $4.6 million of accounting loss and $13.0 million of foreign tax credits generated by NAVER WEBTOON. The foreign tax credits include income taxes paid in Korea and withholding taxes paid in various countries by NAVER WEBTOON, which are adjusted for the effect of changes in foreign tax credits in connection with the future reversal of the deferred taxes recorded under the Korean tax laws.
2.Internal Revenue Code (“IRC”) Section 162(m) limits the deductible compensation paid to covered employees of publicly traded companies, which includes the CEO and CFO, to $1 million per covered employee per year. The Company has disallowed total cash and equity compensation of $7.0 million for the year ended December 31, 2025. The Company has disallowed total cash and equity compensation of $74.7 million for the year ended December 31, 2024.
3.IRC Section 59A levies a tax on certain qualifying large corporations that have deductions with respect to amounts paid or accrued to foreign related parties that are 3% or more of their total deductions (“base erosion percentage”). A taxpayer may elect to waive such deductions to reduce their base erosion percentage below the 3% threshold. For the year ended December 31, 2025, the Company has waived approximately $65.5 million of deductions. For the year ended December 31, 2024, the Company has waived approximately $49.0 million of deductions.
4.IRC Section 951A requires a U.S. taxpayer to include income from its Controlled Foreign Corporations (“CFCs”) as Global Intangible Low Tax Income (“GILTI”) in computing U.S. taxable income. The section allows for a special deduction up to 50% of the income inclusion. The Company has GILTI inclusion of $10.5 million net of deductions for the year ended December 31, 2025. The Company has GILTI inclusion of $18.6 million net of deductions for the year ended December 31, 2024.
5.The Company recognized impairment loss on goodwill of $257.2 million, $74.0 million, $2.9 million, and $1.4 million for Wattpad, Munpia, WWS and Purple Duck, respectively, for the year ended December 31, 2025. In 2025, the impairment loss was recognized as the carrying value of each reporting unit exceeded the fair value of the respective reporting unit. None of the goodwill generated from business combinations structured as a

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements
sale/purchase of stock was tax deductible and thus, the impairment of goodwill for book purpose for Wattpad, Munpia, WWS, and Purple Duck have been added back as permanent difference.
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
6.On June 27, 2023, the Company sold part of its voting interest in LOCUS, decreasing its ownership to 39.2%. This resulted in the deconsolidation of LOCUS and its subsidiaries. $5.4 million of net DTA of LOCUS was removed upon deconsolidation. Since LOCUS had recorded a full valuation allowance, there was a change in the valuation allowance of $(5.4) million upon deconsolidation and no tax expense or benefit was recognized upon deconsolidation.
7.NAVER WEBTOON has received royalty income from various foreign entities and has paid withholding taxes on such income.
8.On December 11, 2024, the US Treasury and IRS released final regulations under IRC Section 987 and related rules, which are effective on December 10, 2024, and generally apply to taxable years beginning after December 31, 2024. For the year-ended December 31, 2024, NAVER WEBTOON is the only Section 987 qualified business unit (“QBU”) of the Company whose functional currency is non-USD. The Company has calculated pre-transition loss of $63.1 million based on the rules prescribed in the final regulations.
9.In December 2022, the Korean National Tax Service (“KNTS”) initiated a regular tax audit for NAVER WEBTOON covering tax years 2020 and 2021. The tax assessment primarily relates to the disallowance of losses on a disposition of the Parent’s shares in 2020. The assessment also includes a deemed distribution from a disproportionate capital increase of its investment in an affiliate and the disallowance of research and development credits. NAVER WEBTOON did not appeal the assessment result and settled the tax payment in May 2023.

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements
Deferred tax assets (liabilities) as of December 31, 2025, and December 31, 2024, consist of the following:

	2025	2024

	(in thousands of USD)
Deferred tax assets:
Stock compensation	$6,252	$4,991
Accrued expenses	10,313	9,701
Operating lease liabilities	8,073	5,253
Property and equipment	4,754	47
Intangible assets	4,388	7,565
Foreign currency translation	1,705	—
Valuation of investment	11,641	9,307
Provision for retirement benefits	6,285	6,437
Bad debt allowance	5,455	3,266
Unearned revenue	14,309	10,792
Taxation on foreign currency translation gains or losses	11,975	13,830
Capitalization of specified research	10,942	7,392
Net operating loss carry-forwards	53,036	62,360
Tax credits	13,245	24,940
Others	1,931	662
Subtotal deferred tax assets	164,304	166,543
Less: Valuation allowance	(100,833)	(125,648)
Total deferred tax assets	$63,471	$40,895
Deferred tax liabilities:
Operating lease right -of-use assets	(6,406)	(4,459)
Foreign currency translation	—	(1,805)
Deferred gain on restructuring	—	(322)
Intangible assets	(40,520)	(46,988)
Total deferred tax liabilities	(46,926)	(53,574)
Net deferred tax assets (liabilities)	$16,545	$(12,679)
Cash paid for income taxes, net of refunds received, by jurisdiction for the year ended December 31, 2025, is as follows (in thousands):

As of December 31,
2025
(in thousands of USD)
Federal	4,305
State	577
Foreign
Korea	10,176
Japan	9,644
Cash Paid for income taxes, net of refunds received	$24,702
The amount of cash income taxes paid by the Company during the years ended December 31, 2024, and December 31, 2023, was $25,675 and $26,644, respectively.

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements

Changes in the valuation allowance for deferred tax assets for the years ended December 31, 2025, December 31, 2024 and December 31, 2023 are as follows:

	2025	2024	2023

	(in thousands of USD)
Beginning balance	$125,648	$131,524	$105,345
Disposition of LOCUS	—	—	(5,355)
Changes to existing valuation allowances	(25,473)	5,167	32,246
Valuation allowance release	—	(16,987)	—
Taxation on foreign currency translation gains or losses	—	13,830	—
Translation adjustments	650	(7,886)	(712)
Rate Change	8	—	—
Valuation allowance, balance at the ending	$100,833	$125,648	$131,524
As of December 31, 2025, December 31, 2024, and December 31, 2023, the Company recorded a valuation allowance of $100.8 million, $125.6 million and $131.5 million, respectively, on its deferred tax assets related to temporary differences, taxation on foreign currency translation gains or losses, NOL carry-forwards and foreign tax credits. The changes to existing valuation allowances for the year ended December 31, 2025 were primarily attributable to the utilization of foreign tax credits and net operating losses.
The changes to existing valuation allowances for the year ended December 31, 2024 were primarily attributable to the release of valuation allowance due to the LDF-eBIJ merger.
The changes to existing valuation allowances for the year ended December 31, 2023 were primarily attributable to the increase in outside basis differences of investments at the Company level and NOLs incurred by the Canadian and Japanese subsidiaries for which the Company has recorded a full valuation allowance and a valuation allowance release of $5.4 million from the deconsolidation of LOCUS.
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
Net operating loss carryforwards as of December 31, 2025 and December 31, 2024 follows:

	2025	2024

	(in thousands of USD)
Net operating loss carry-forwards	$182,722	$208,021
As of December 31, 2025, the Company had $182.7 million of NOL carry-forwards, which $17.9 million, $76.5 million and $88.3 million are associated with the Company’s Korean, Japanese and Canadian subsidiaries, respectively. NOLs from our Japanese subsidiary begin to expire from 2032 through 2034 and NOLs from Canadian subsidiaries begin to expire from 2039 through 2045. The remaining NOLs related its Korean subsidiaries which expire at various years from 2036 through 2041. The Company has U.S. foreign tax credit carry-forwards of approximately $27.8 million as of December 31, 2025, which begin to expire from 2032 through 2034.
As of December 31, 2024, the Company had $208.0 million of NOL carry-forwards available to offset future taxable income, of which $18.8 million, $103.4 million and $85.4 million are associated with the Company’s Korean, Japanese and Canadian subsidiaries, respectively.

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements
The material filing jurisdictions are the U.S. and Korea. The Company and its subsidiaries are subject to examinations by tax authorities of these jurisdictions for all open tax years. The open tax years for the company’s major tax jurisdictions are 2022 through 2025 for the U.S. and 2020 through 2025 for Korea.
The Company is currently under examination by local taxing authorities in the United States and in Canada. The Company has not identified additional uncertain tax positions during the audits. We continue to monitor the progress of ongoing discussions with tax authorities.

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements
Note 13. Retirement Benefits
Defined severance benefits
Changes in Defined severance benefits are as follows:

	2025	2024

	(in thousands of USD)
Beginning balance, January 1	$23,031	$24,316
Current service costs	4,983	6,532
Interest expense	1,081	1,279
Actuarial gain	(480)	(4,086)
Payments from plans	(1,955)	(1,026)
Transfer in/(out)	(863)	70
Cumulative effects of foreign currency translation	467	(4,054)
Ending balance, December 31	$26,264	$23,031
Current	$1,195	$1,001
Non-current	$25,069	$22,030

There were no changes to plan assets during the years ended December 31, 2025, and December 31, 2024.
Our provision for retirement benefits is as follows:

	As of December 31,
	2025	2024

	(in thousands of USD)
Defined benefit liabilities	$26,264	$23,031
Plan assets	—	—
Provision for Defined severance benefits	$26,264	$23,031
Net periodic cost (income) consists of the following:

	As of December 31,
	2025	2024	2023

	(in thousands of USD)
Current service costs	$4,983	$6,532	$8,026
Interest expense	1,081	1,279	1,509
Actuarial gain	(480)	(4,086)	(10,272)
Net periodic benefit cost (income)	$5,584	$3,725	$(737)
The principal actuarial assumptions used to determine defined severance benefits were as follows:

	As of December 31,
	2025			2024
Discount rates	3.75%	—	5.35%	3.71%	—	4.74%
Salary growth rates	3.67%	—	8.12%	4.00%	—	9.63%

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements
The principal actuarial assumptions used to determine the net periodic benefit cost (income) were as follows:

	As of December 31,
	2025			2024
Discount rates	3.71%	—	4.74%	4.81%	—	5.95%
Salary growth rates	4.00%	—	9.63%	5.00%	—	10.31%
The expected maturity analysis of undiscounted defined severance benefits as of December 31, 2025 is as follows:

Defined severance benefits
(in thousands of USD)
Less than 1 year	$1,360
Between 1 - 2 years	1,644
Between 2 - 5 years	5,425
Over 5 years	276,596
Total	$285,025
Defined severance contribution
During the years ended December 31, 2025, December 31, 2024, and December 31, 2023, we recognized expense of $2.3 million, $2.7 million and $2.3 million, respectively.
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

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements
The following table presents reportable segment profit and loss, including significant expense categories, attributable to the Company’s reportable segment for the periods presented:

	Year Ended December 31,
	2025	2024	2023
	(in thousands of USD)
Revenue	$1,382,705	$1,348,478	$1,282,748
Less:
Cost of revenue	1,060,524	1,009,410	987,258
Marketing	126,149	107,783	121,086
General and administrative expenses - labor related	104,211	129,705	94,397
General and administrative expenses - non-labor related	155,332	202,279	116,365
Interest income	(19,170)	(15,820)	(3,009)
Interest expense	56	45	79
Loss (gain) on equity method investment, net	(1,282)	1,123	12,339
Impairment losses on goodwill and other intangible assets	336,486	69,743	63,412
Other loss (income), net	9,808	(6,482)	23,574
Income tax expense (benefit)	(16,022)	3,604	12,006
Net Loss	$(373,387)	$(152,912)	$(144,759)

The following non-cash expense items are also included in the measure of segment profit or loss reviewed by the CODM:
Stock-based compensation	37,798	$87,379	$8,345
Depreciation and amortization	35,431	$40,074	$38,359
Geographic Information
Refer to Note 2. Revenue for revenues by location. The Company’s long-lived tangible assets as well as the Company’s operating lease right-of-use assets recognized on the Consolidated Balance Sheets, are located as follows:

	As of December 31,
	2025	2024

	(in thousands of USD)
Korea	$14,131	$17,465
Japan	15,620	182
Rest of World	2,294	2,784
Total long-lived tangible assets and operating lease right-of-use assets	$32,045	$20,431
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
The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of December 31, 2025, and December 31, 2024. These ranges do not represent a range of values for any single instrument. For example, the lowest discount rate for a particular redeemable convertible preferred stock investment may be appropriate for valuing that specific debt security but may not be appropriate for valuing any other debt securities in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Amount	Valuation Techniques	Significant Unobservable Inputs	Range of Significant Unobservable Inputs
As of December 31, 2025
Debt Securities
Redeemable Convertible Preferred Stock	$46,024	Option Pricing model	Discount rate	8.25%-21.68%
			Volatility	39.98%-51.46%
Total	$46,024
Equity Securities
Redeemable Convertible Preferred Stock	$15,000	Measurement alternative
Contribution to investment fund	642	Measurement alternative
Private equity securities	735	Measurement alternative
Convertible Preferred Stock	6,268	Option Pricing model	Discount rate	2.35%-2.94%
			Volatility	51.46%-51.46%
Simple Agreement For Future Equity (SAFE)	1,000	Measurement alternative
Total	$23,645

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements

Level 3 Instruments	Amount	Valuation Techniques	Significant Unobservable Inputs	Range of Significant Unobservable Inputs
As of December 31, 2024
Debt Securities
Redeemable Convertible Preferred Stock	$48,142	Option Pricing model	Discount rate	9.01%-21.94%
			Volatility	41.60%-66.30%
Total	$48,142

Equity Securities
Redeemable Convertible Preferred Stock	$15,000	Measurement alternative
Contribution to investment fund	506	Measurement alternative
Private equity securities	51	Measurement alternative
Convertible Preferred Stock	5,477	Option Pricing model	Discount rate	3.00%-16.71%
			Volatility	44.96%-50.60%
Simple Agreement For Future Equity (SAFE)	1,000	Measurement alternative
Total	$22,034
______________

As noted above, the binomial optional pricing model was used in the determination of fair value of Level 3 assets as of December 31, 2025, and December 31, 2024. The significant unobservable inputs used in the binomial option pricing model are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments.
The following tables present a summary of the Company’s assets categorized within the fair value hierarchy, or accounted for under the measurement alternative, as of December 31, 2025, and December 31, 2024:

	As of December 31, 2025
	(in thousands of USD)
	Level 1	Level 2	Level 3	Total
Equity Securities	$—	$—	$23,645	$23,645
Debt Securities	—	—	46,024	46,024
Total	$—	$—	$69,669	$69,669

	As of December 31, 2024
	(in thousands of USD)
	Level 1	Level 2	Level 3	Total
Equity Securities	$2	$—	$22,034	$22,036
Debt Securities	—	—	48,142	48,142
Total	$2	$—	$70,176	$70,178
The Level 1 equity securities relate to a contribution to investments in public equity securities that have readily determinable fair values.

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements
The Level 3 equity securities relate to the Company’s investments in privately held companies through the purchase of convertible preferred stock, private equity securities, Simple Agreement For Future Equity (SAFE), contribution to investment fund and redeemable convertible preferred stock. For these equity securities, the Company does not have the ability to exercise significant influence on the investee, and therefore accounts for them as equity securities under ASC Topic 321, Investments in Equity Securities.
The Level 3 debt securities relate to the Company’s investments in privately held companies through the purchase of redeemable convertible preferred stock that meet the definition of a debt security.
The Level 3 equity securities include non-marketable equity investments without readily determinable fair values. The company has elected to account for these investments using the measurement alternative, under which the carrying value is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. For the year ended December 31, 2025, there were no upward or downward adjustments resulting from observable price changes, and no impairment losses were identified or recognized for these investments.
The following table presents a summary of the changes in the carrying value of our equity securities measured using the measurement alternative for the year ended December 31, 2025, and December 31, 2024.

	2025	2024
	(in thousands of USD)
Beginning balance, January 1	$16,557	$16,431
Purchases	844	1,000
Disposition and Other	—	(773)
Net unrealized gain (loss)	—	—
Currency translation differences	(24)	(101)
Ending balance, December 31	$17,377	$16,557
The below tables present a summary of changes in fair value of Level 1 and Level 3 assets by investment type (in thousands of USD):

	Year Ended December 31, 2025
	Level 1	Level 3		Total
	Equity Securities	Equity Securities	Debt Securities	Debt & Equity Securities
Beginning balance, January 1	$2	$22,034	$48,142	$70,178
Purchases	—	846	5,955	6,801
Net unrealized gain (loss)	(2)	649	(9,252)	(8,605)
Currency translation differences	—	117	1,178	1,295
Ending balance, December 31	$—	$23,646	$46,023	$69,669

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements

	Year Ended December 31, 2024
	Level 1	Level 3		Total
	Equity Securities	Equity Securities	Debt Securities	Debt & Equity Securities
Beginning balance, January 1	$16,109	$26,847	$48,277	$91,233
Purchases	—	1,000	—	1,000
Consolidation inclusion	—	(776)	6,522	5,746
Net unrealized gain (loss)	3,351	(949)	(81)	2,321
Sales and settlement	—	(2,713)	(19)	(2,732)
Reclassification[1]	(18,702)	—	—	(18,702)
Currency translation differences	(756)	(1,375)	(6,557)	(8,688)
Ending balance, December 31	$2	$22,034	$48,142	$70,178
1Relates to reclassification of Celsys, which was an equity security as of December 31, 2023, and became an equity method investee as the Company acquired the right to appoint directors during 2024.

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements

Note 16. Related Parties and Variable Interest Entity
The Company’s Related Parties
NAVER and LY Corporation (“LY”, and formerly named Z Holdings Corporation) are the primary shareholders of the Parent. Related parties include NAVER’s controlled affiliates, Company’s management, Company directors, and stakeholders that hold significant influence over the Company. During the years ended December 31, 2025 and December 31, 2024, the Company provided advertising services to NAVER group companies and LY giving rise to related party receivables as of December 31, 2025 and December 31, 2024. Additionally, during the years ended December 31, 2025 and December 31, 2024, the Company received brand-usage and outsourcing services from NAVER and LY, which resulted in the Company recognizing related party payables as of December 31, 2025 and December 31, 2024.
During the year ended December 31, 2025, and December 31, 2024, the Company received payment gateway services from NAVER group companies and LY group companies, which resulted in the Company recognizing related party receivables as of December 31, 2025, and December 31, 2024. During the year ended December 31, 2025, and December 31, 2024, the Company published content provided by various content providers over which the Company exercised significant influence and are considered as related parties. The Company recognized cost of revenue, other assets and accounts payable as of December 31, 2025, and December 31, 2024.
In March 2022, the Company started leasing office space from NAVER. Operating lease expenses from the lease were $4.3 million, $5.5 million and $7.2 million during the years ended December 31, 2025, December 31, 2024 and December 31, 2023, respectively, with related lease obligations of $10.6 million and $13.0 million as of December 31, 2025 and December 31, 2024, respectively. The Company paid a rental security deposit of $2.4 million related to a new office during the year ended December 31, 2024. The Company also subleases part of its office space to other related parties and the total other income generated from subleases was $0.2 million and $0.3 million for the years ended December 31, 2025 and December 31, 2024, respectively.
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
On September 1, 2024, the merger between LDF and eBIJ became effective, following approval by the Company’s Board of Directors on March 27, 2024. Under the applicable corporate laws of Japan, eBIJ was merged into LDF through an absorption-type merger, with LDF as the surviving entity. Prior to this, eBIJ had been receiving reimbursements from Yahoo for certain costs and expenses incurred under its platform service agreement. The reimbursed amounts primarily related to platform service fees, marketing-related expenses, and other outsourcing fees. However, in the fourth quarter of 2023, Yahoo merged with Line, forming LY, resulting in these transactions being classified as related party transactions for financial reporting purposes. Following the merger of LDF and eBIJ in September 2024, the recipient of these reimbursements transitioned from eBIJ to LDF. For the years ended December 31, 2025, and December 31, 2024, LDF received total gross reimbursements of $20.0 million and $24.0 million, respectively, which is deducting $2.7 million and $11.0 million for cost of revenue, $11.8 million and $10.3 million for marketing, and $5.5 million and $2.7 million for general and administrative expenses, respectively.
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

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements
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
Related Party Transactions and Balances
The Company entered into the following significant related party transactions during the periods presented:

	Year Ended December 31,
	2025	2024	2023

	(in thousands of USD)
Revenue generated	$74,297	$72,228	$78,698
Cost of revenue incurred[1]	111,254	96,498	22,412
Marketing expenses incurred (cost reimbursed)[1]	(9,339)	(7,691)	203
General and administrative expenses incurred[1]	31,249	32,478	30,945
Other income, net	1,687	3,592	4,761
NW Media Loan repaid	—	(3,638)	—
Loan receivable provided	—	—	11,633
Loan receivable received	(783)	(204)	—
______________
1.All expenses are net amounts including reimbursement from its related parties.

The Company had the following significant balances due from and due to related parties as of December 31, 2025 and December 31, 2024:

	As of December 31,
	2025	2024

	(in thousands of USD)
Due from related parties
Receivables	$55,156	$59,495
Other current assets	4,730	9,258
Other non-current assets	5,496	3,569
Loan receivables	28,417	28,503
Due to related parties
Current portion of operating lease liabilities	5,221	3,506
Long-term operating lease liabilities	5,371	9,519
Accounts payables	18,765	17,173
Accrued expenses	6,849	5,562
Other	—	3

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements
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

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements

Cash consideration received	$4,951
Retained non-controlling interest in LOCUS by the Company at fair value	13,436
Carrying amount of non-controlling interest in LOCUS held by other than the Company	11,132
Carrying amount of net assets of LOCUS including goodwill, identified intangibles and deferred tax liabilities	(30,302)
Loss on sale of LOCUS	$(783)

Note 18. Equity Method Investments
The Company accounts for investments using the equity method when the Company can exercise significant influence over operating and financial policies, but does not hold a controlling interest in the investee. Equity method investments as of December 31, 2025, and December 31, 2024, are as follows:

	As of December 31,
	2025	2024

	(in thousands of USD)
Equity method investments in affiliates	$78,038	$75,708
Joint venture	2,402	2,960
Total	$80,440	$78,668
The Company’s proportionate share of net income (loss) resulting from these investments is reported under the line item captioned Loss on equity method investments, net in our Consolidated Statements of Operations and Comprehensive Loss. The following tables summarize revenues for the years ended December 31, 2025, December 31, 2024, and December 31, 2023:

	2025	2024	2023

	(in thousands of USD)
Equity method investments in affiliates	$1,901	$(342)	$(11,887)
Joint venture	(619)	(781)	(452)
Total	$1,282	$(1,123)	$(12,339)

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements
The carrying value of our equity method investments is reported under the line item captioned Equity method investments in the Consolidated Balance Sheets. The following table summarizes the change in the balance of the Company’s equity method investment:

	2025	2024

	(in thousands of USD)
Balance at January 1	$78,668	$64,222
Additions	—	9,068
Disposals	—	(5,938)
Other than temporary impairment losses	(953)	(3,566)
Valuation gain, net	2,236	2,443
Reclassification[1]	(1,134)	21,820
Share of other comprehensive income	896	(94)
Dividends	(725)	—
Currency translation differences	1,452	(9,287)
Balance at December 31	$80,440	$78,668

1In 2025, the investment in Purple Duck Co. was reclassified from an equity method investee to a subsidiary as the Company obtained control by acquiring the entire remaining equity interest. In 2024, the investment in Celsys was reclassified from an equity security to an equity method investee as the Company acquired the right to appoint directors, while the investment in Jakga was reclassified from a subsidiary to an equity method investee following a partial disposition of the Company’s interest.
Investments in affiliates and joint ventures that are accounted for under the equity method are as follows:

	2025	2024
Purple Duck Co.[1]	100.0%	76.9%
Studio Toon Corp.[2]	49.0%	49.0%
Studio White[2]	40.0%	40.0%
Jakga Company Inc.[3]	26.5%	26.5%
Namu Actors[4]	20.0%	20.0%
Celsys, Inc.[5]	10.4%	10.1%
Ylab[6]	9.3%	9.3%
No9 Inc.[7]	9.1%	9.1%
Others[8]	1.8% - 47.0%	1.6% - 41.5%
______________
1.In 2025, the Company obtained control of Purple Duck by acquiring the remaining equity interest, and consequently classified the investee as a subsidiary.
2.Studio Toon Corp. and Studio White are joint ventures.
3.Jakga was a subsidiary as at December 31, 2023, and became an equity method investee in 2024 as a result of a partial disposition of the Company’s investment in Jakga.
4.The Company classified Namu Actors under the equity method by acquiring more than 20% of its ownership interest in 2024.
5.In March 2024, the Company gained significant influence by obtaining the right to appoint one board member, reclassifying the investment from an equity security to the equity method even though the Company holds less than 20.0% of the voting stock.
6.The equity method is applied to the investment since the Company has the ability to exercise significant influence over the investee even though the Company holds less than 20.0% of the voting stock.
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

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements
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

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements
Condensed Balance Sheet
(in thousands of USD, except share and per share data)

	As of December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$338,159	$364,927
Receivables, net of allowance	4,518	15,883
Other current assets, net	9,749	10,736
Total current assets	$352,425	$391,546
Property and equipment, net	488	210
Operating lease right-of-use assets	625	1,040
Debt and equity securities	16,000	16,000
Intangible asset, net	466	110
Investments in subsidiaries	738,743	1,001,775
Long-term loan[1]	76,131	76,131
Other non-current assets, net	1,005	48
Total assets	$1,185,883	$1,486,860
Liabilities and Equity
Current liabilities:
Accounts payable	3,986	4,689
Accrued expenses	9,301	7,287
Current portion of long-term operating lease liabilities	630	1,300
Contract liabilities	1,514	591
Other current liabilities	—	866
Total current liabilities	$15,431	$14,733
Total liabilities	$15,431	$14,733
Stockholders’ equity:
Common stock	13	13
Additional paid-in capital	2,137,926	2,103,931
Accumulated other comprehensive loss	(114,363)	(124,620)
Accumulated deficit	(853,124)	(507,197)
Total stockholders’ equity	$1,170,452	$1,472,127
Total liabilities and stockholders’ equity	$1,185,883	$1,486,860
______________
1.Consists of long-term loans to our subsidiaries NAVER WEBTOON, and LDF of $22,839 and $53,292, respectively, as of December 31, 2025 and December 31, 2024.

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements
Condensed Statement of Operations and Comprehensive Loss
(in thousands of USD)

	Year Ended December 31,
	2025	2024	2023
Revenue	$50,320	$38,836	$73,922
Cost of revenue	(18,554)	(33,737)	(60,478)
Marketing	(240)	(2,761)	(16,760)
General and administrative expenses	(61,572)	(145,667)	(26,226)
Operating Loss	$(30,046)	$(143,329)	$(29,542)
Interest income	18,256	14,326	3,513
Loss on equity method investments, net	(333,972)	(13,933)	(89,524)
Other income (loss), net	1,959	2,476	(752)
Loss before income tax	$(343,803)	$(140,460)	$(116,305)
Income tax benefit (expense)	(2,124)	(3,445)	(150)
Net loss	$(345,927)	$(143,905)	$(116,455)
Other comprehensive income (loss):
Share of other comprehensive income (loss) of equity method investments, net of tax	10,260	(69,796)	(18,157)
Total other comprehensive income (loss), net of tax	10,260	(69,796)	(18,157)
Total comprehensive loss	$(335,667)	$(213,701)	$(134,612)

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements
Condensed Statement of Cash Flows
(in thousands of USD)

	For the Year Ended December 31,
	2025	2024	2023
Operating activities:
Net loss	$(345,927)	$(143,905)	$(116,455)
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	1,536	229	244
Interest income	(18,256)	(14,326)	(2,324)
Operating lease expense	1,168	1,229	1,595
Loss on equity method investments, net	333,972	13,933	89,524
Income tax expense (benefit)	2,124	3,445	—
Stock-based compensation	7,520	81,893	—
Other non-cash items	27	72	407
Changes in operating assets and liabilities:
Changes in receivables	11,366	10,184	(14,436)
Changes in other assets	18,368	3,588	(3,392)
Changes in accounts payable	(4,559)	10,532	(16,360)
Changes in accrued expenses	(2,112)	(4,785)	7,085
Changes in operating lease liabilities	(1,448)	(1,512)	(1,919)
Changes in contract liabilities	923	(835)	(13,304)
Changes in other liabilities	(6,395)	(1,242)	(15)
Net cash used in operating activities	$(1,693)	$(41,500)	$(69,350)
Investing activities:
Proceeds from maturities of short-term investments	—	20,000	—
Proceeds from sale of debt and equity securities	—	2,264	—
Proceeds from sale of property and equipment	—	19	6
Payment made for short-term investments	—	(20,000)	—
Purchases of debt and equity securities	—	(1,000)	—
Purchases of property and equipment	(450)	(144)	(29)
Purchases of intangible assets	(2)	(4)	(2)
Purchases of investments in subsidiaries	(26,000)	—	(6,000)
Net cash provided by (used in) investing activities	$(26,452)	$1,135	$(6,025)
Financing activities:
Proceeds from issuance of common stock upon initial public offering, net of underwriting discounts and commissions	—	292,950	—
Proceeds from issuance of common stock related to private placement	—	50,000	—
Payments of initial public offering costs	—	(11,154)	—
Proceeds from exercise of over-allotment, net of underwriting discounts and commissions	—	26,786	—
Proceeds from stock option exercise	1,377	746	—
Net cash provided by financing activities	$1,377	$359,328	$—
Effect of exchange rate changes on cash and cash equivalents	$—	$(2)	$—
Net increase (decrease) in cash and cash equivalents	(26,768)	318,961	(75,375)
Cash and cash equivalents at beginning of the year	364,927	45,966	121,341
Cash and cash equivalents at end of the year	$338,159	$364,927	$45,966
Supplemental disclosure:
Income taxes paid	$(4,787)	$(1,242)	$(15)
Interest received	$18,792	$13,225	$1,189

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements

Non-cash transactions:
Share exchange with NAVER upon issuance of new WEBTOON Entertainment Inc. shares[1]	$—	$—	$579,876
Reclassification of deferred offering costs to additional paid-in capital upon IPO	$—	$11,215	$—
______________

1.Refer to Organization and Description of Business in Note 1. Description of Business and Summary of Significant Accounting Policies.
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
The Company has redeemable non-controlling interests in one subsidiary, Munpia. The following table summarizes the redeemable non-controlling interest activity of Munpia for the periods indicated below (in thousands of USD):

Balance as of December 31, 2022	$46,964
Total comprehensive income (loss) attributable to redeemable non-controlling interest	(5,535)
Balance as of December 31, 2023	$41,429
Total comprehensive income (loss) attributable to redeemable non-controlling interest	(4,849)
Balance as of December 31, 2024	$36,580
Total comprehensive income (loss) attributable to redeemable non-controlling interest	(12,040)
Balance as of December 31, 2025	$24,540

WEBTOON Entertainment Inc.
Notes to Consolidated Financial Statements
Note 21. Non-Controlling Interest in Subsidiaries
The Company had non-controlling interests in several of its subsidiaries. The balances of non-controlling interest as of December 31, 2025, and December 31, 2024. are as follows:

	As of December 31,
	2025	2024

	(in thousands of USD)
Munpia[1]	$33,160	$46,593
Bootcamp[2]	120	1,161
Total	$33,280	$47,754

______________
1.The Munpia non-controlling interest balance excludes redeemable non-controlling interest discussed in Note 20. Redeemable Non-Controlling Interest in Subsidiary.
2.The portion of net assets in Bootcamp attributable to the LP represents a non-controlling interest (See Note 16. Related Parties and Variable Interest Entity for detail).

Note 22. Subsequent Events
On January 8, 2026, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a wholly owned indirect subsidiary of The Walt Disney Company (“Disney”), pursuant to which Disney purchased 2,666,757 shares of the Company’s common stock, par value $0.0001 per share (the “Shares”), representing an approximately 2% equity interest in the Company, for an aggregate purchase price of $32.8 million. The Shares were issued in a private placement in reliance on the exemption provided by Section 4(a)(2) of the Securities Act, as a transaction not involving a public offering.
In connection with the Purchase Agreement, the Company has provided Disney with certain rights related to its investment in the Shares, including the ability to approve certain corporate actions that would adversely affect Disney or its affiliates and the ability to sell or otherwise transfer the Shares for the same consideration, on the same terms and subject to the same conditions as a sale or transfer made by NAVER Corporation or LY Corporation.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective at a level of reasonable assurance.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting using criteria described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025, based on the criteria in Internal Control – Integrated Framework (2013).

The effectiveness of our internal control over financial reporting as of December 31, 2025, has been audited by Samil PricewaterhouseCoopers, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.

Remediation of Previously Reported Material Weaknesses

As previously disclosed in Part II - Item 9A “Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2024, we identified material weaknesses in our internal control over financial reporting related to (i) the design and maintenance of an effective control environment commensurate with our financial reporting requirements and (ii) design and effectiveness of controls related to the period-end financial reporting process, including, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures. We concluded that these material weaknesses arose because we did not have sufficient resources with an appropriate level of accounting knowledge, experience and training to appropriately analyze, record and disclose accounting matters timely and accurately.

Management implemented certain remediation efforts in 2024 and 2025. We have continued onboarding of U.S. GAAP and SEC reporting specialists to enhance the financial reporting function and establish a robust financial and system control framework, and strengthened the controls around our financial accounting closing, reporting and disclosure processes. During the quarter ended December 31, 2025, we completed our testing and evaluation of our internal control over financial reporting and determined that as of December 31, 2025, our internal control over financial reporting was designed and operating effectively for a sufficient period for management to conclude that the material weaknesses have been remediated.

Changes in Internal Control Over Financial Reporting
Other than the actions described above to remediate the material weaknesses relating to our internal control over financial reporting, there was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections.
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the 2026 Proxy Statement, which will be filed with the SEC no later than 120 days after December 31, 2025.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the 2026 Proxy Statement, which will be filed with the SEC no later than 120 days after December 31, 2025.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the SEC no later than 120 days after December 31, 2025.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the 2026 Proxy Statement, which will be filed with the SEC no later than 120 days after December 31, 2025.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the 2026 Proxy Statement, which will be filed with the SEC no later than 120 days after December 31, 2025.

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

10.26†	Form of Restricted Stock Unit Agreement under the 2024 Omnibus Incentive Plan

19.1	Insider Trading Policy of the Registrant

21.1*	List of Significant Subsidiaries of the Registrant

23.1*	Consent of Samil PricewaterhouseCoopers, independent registered public accounting firm

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

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Clawback Policy of the Registrant

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data Files (Embedded within the Inline XBRL document and included in Exhibit 101)
______________
*Filed herewith
**Furnished herewith
†Management compensatory plan or contract
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 5, 2026.

WEBTOON Entertainment Inc.

By:	/s/ Junkoo Kim
Name: Junkoo Kim
Title: Chief Executive Officer and Chairman of the Board
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and the dates indicated.

Signature	Title	Date

/s/ Junkoo Kim	Chief Executive Officer and Chairman of the Board	March 5, 2026
Junkoo Kim	(Principal Executive Officer)

/s/ David J. Lee	Chief Financial Officer, Chief Operating Officer and Director	March 5, 2026
David J. Lee	(Principal Financial and Accounting Officer)

/s/ Yongsoo Kim	President and Director	March 5, 2026
Yongsoo Kim

/s/ Haejin Lee	Director	March 5, 2026
Haejin Lee

/s/ Namsun Kim	Director	March 5, 2026
Namsun Kim

/s/ Jun Masuda	Director	March 5, 2026
Jun Masuda

/s/ Isabelle Winkles	Director	March 5, 2026
Isabelle Winkles

/s/ Nancy Dubuc	Director	March 5, 2026
Nancy Dubuc

/s/ Saeju Jeong	Director	March 5, 2026
Saeju Jeong