Form 10-Q
period 2026-03-31
WEBTOON Entertainment Inc.
filed 2026-05-11
CIK 1997859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________________________________
FORM 10-Q
_________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 1, 2026, the registrant had 135,234,730 shares of common stock, par value $0.0001 per share, outstanding.

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
More information on factors that could cause our actual results and financial condition to differ from those expressed in forward-looking statements is included from time to time in our reports filed with the Securities and Exchange Commission, including in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 5, 2026 (the “Annual Report”), particularly under Part I. Item 1A, “Risk Factors.” Investors should understand that it is not possible to predict or identify all such factors and should not consider the risks described above and under Part I. Item 1A. “Risk Factors” of our Annual Report to be a complete statement of all potential risks and uncertainties.
All forward-looking statements speak only as of the date of this Report and are expressly qualified in their entirety by the cautionary statements included in or incorporated by reference into this Report. Except as is required by law, we expressly disclaim any obligation to publicly release any revisions to forward-looking statements to reflect events after the date of this Report.

iii

PART I-FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements.
WEBTOON Entertainment Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands of USD, except share and per share data)

	As of
	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$594,852	$581,806
Receivables[1], net of allowance for credit losses of $1,703 and $3,378 at March 31, 2026, and December 31, 2025, respectively	182,781	176,779
Prepaid expenses and other current assets, net[2]	73,369	72,647
Total current assets	851,002	831,232
Property and equipment, net	10,594	8,339
Operating lease right-of-use assets	20,510	23,705
Debt and equity securities	64,348	69,669
Intangible assets, net	150,923	157,804
Goodwill, net	330,832	336,825
Equity method investments	76,212	80,440
Deferred tax assets	23,643	22,302
Other non-current assets, net[3]	65,681	65,194
Total assets	$1,593,745	$1,595,510
Liabilities and equity
Current liabilities:
Accounts payable[4]	$137,695	$136,962
Accrued expenses[5]	53,837	66,690
Current portion of operating lease liabilities[6]	8,679	9,617
Contract liabilities	94,640	89,994
Taxes payable	7,000	4,136
Provisions and defined pension benefits	7,013	8,766
Other current liabilities	3,913	2,457
Total current liabilities	312,777	318,622
Non-current liabilities:
Long-term operating lease liabilities[7]	11,673	14,055
Defined severance benefits	24,502	25,069
Deferred tax liabilities	5,879	5,755
Other non-current liabilities	3,683	3,737
Total liabilities	$358,514	$367,238
Commitments and Contingencies (Note 8)
Redeemable non-controlling interest in subsidiary	$24,336	$24,540
Stockholders' equity:
Common stock, $0.0001 par value (2,000,000,000 authorized, 134,635,086 shares and 130,776,161 shares issued and outstanding as of March 31, 2026, and December 31, 2025, respectively)	$13	$13
Additional paid-in capital	2,177,445	2,137,926
Accumulated other comprehensive loss	(137,007)	(114,363)
Accumulated deficit	(862,579)	(853,124)

Total stockholders' equity attributable to WEBTOON Entertainment Inc.	1,177,872	1,170,452
Non-controlling interests in consolidated subsidiaries	33,023	33,280
Total equity	1,210,895	1,203,732
Total liabilities, redeemable non-controlling interest, and equity	$1,593,745	$1,595,510
1.Includes amounts due from related parties of $54,303 and $55,156 as of March 31, 2026, and December 31, 2025, respectively. (See Note 15. Related Party Transactions)
2.Includes amounts due from related parties of $4,053 and $4,730 as of March 31, 2026, and December 31, 2025, respectively. (See Note 15. Related Party Transactions)
3.Includes amounts due from related parties of $33,786 and $33,913 as of March 31, 2026, and December 31, 2025, respectively. (See Note 15. Related Party Transactions)
4.Includes amounts due to related parties of $24,207 and $18,765 as of March 31, 2026, and December 31, 2025, respectively. (See Note 15. Related Party Transactions)
5.Includes amounts due to related parties of $6,048 and $6,849 as of March 31, 2026, and December 31, 2025, respectively. (See Note 15. Related Party Transactions)
6.Includes amounts due to related parties of $4,953 and $5,221 as of March 31, 2026, and December 31, 2025, respectively. (See Note 15. Related Party Transactions)
7.Includes amounts due to related parties of $3,933 and $5,371 as of March 31, 2026, and December 31, 2025, respectively. (See Note 15. Related Party Transactions)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

WEBTOON Entertainment Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands of USD, except share and per share data)

	Three Months Ended
	March 31, 2026	March 31, 2025
Revenue[1]	$320,872	$325,707
Cost of revenue[2]	(237,824)	(254,096)
Marketing[3]	(30,520)	(31,543)
General and administrative expenses[4]	(60,559)	(66,702)
Operating income (loss)	(8,031)	(26,634)
Interest income	4,374	5,113
Interest expense	(17)	(2)
Gain (loss) on equity method investments, net	(446)	(569)
Other income (loss), net[5]	(2,005)	2,670
Income (loss) before income tax	(6,125)	(19,422)
Income tax expense	(2,672)	(2,547)
Net income (loss)	$(8,797)	$(21,969)
Net income (loss) attributable to WEBTOON Entertainment Inc.	(9,455)	(22,389)
Net income (loss) attributable to non-controlling interests and redeemable non-controlling interests	658	420
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(23,747)	6,572
Share of other comprehensive loss of equity method investments, net of tax	(15)	(143)
Total other comprehensive income (loss), net of tax	(23,762)	6,429
Total comprehensive income (loss)	$(32,559)	$(15,540)
Total comprehensive income (loss) attributable to WEBTOON Entertainment Inc.	(32,099)	(15,999)
Total comprehensive income (loss) attributable to non-controlling interests and redeemable non-controlling interests	(460)	459

Weighted average shares outstanding
Basic	133,618,587	129,598,942
Diluted	133,618,587	129,598,942
Income (loss) per share attributable to WEBTOON Entertainment Inc.
Basic	$(0.07)	$(0.17)
Diluted	$(0.07)	$(0.17)

1.Includes amounts earned from related parties of $18,243 and $17,713 for the three months ended March 31, 2026, and March 31, 2025, respectively. (See Note 15. Related Party Transactions)
2.Includes amounts incurred from related parties of $27,071 and $28,131 for the three months ended March 31, 2026, and March 31, 2025, respectively. (See Note 15. Related Party Transactions)
3.Includes amounts incurred from related parties of $(1,729) and $(2,581) for the three months ended March 31, 2026, and March 31, 2025, respectively. (See Note 15. Related Party Transactions)
4.Includes amounts incurred from related parties of $7,817 and $6,913 for the three months ended March 31, 2026, and March 31, 2025, respectively. (See Note 15. Related Party Transactions).
5.Includes amounts earned from related parties of $408 and $411 for the three months ended March 31, 2026, and March 31, 2025, respectively. (See Note 15. Related Party Transactions)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

WEBTOON Entertainment Inc.
Condensed Consolidated Statements of Stockholders' Equity and Group Equity
(unaudited)
(in thousands of USD, except share and per share data)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity attributable to WEBTOON Entertainment Inc.	Non- controlling interests in consolidated subsidiaries	Total equity
	Shares	Amount
Balance as of December 31, 2024	128,587,944	$13	$2,103,931	$(124,620)	$(507,197)	$1,472,127	$47,754	$1,519,881
Net Income (Loss)	—	—	—	—	(22,389)	(22,389)	233	(22,156)
Foreign currency translation adjustments, net of tax	—	—	—	6,533	—	6,533	22	6,555
Equity in income of equity method investees	—	—	—	(143)	—	(143)	—	(143)
Equity-based compensation and others	1,584,337	—	11,419	—	—	11,419	212	11,631
Balance as of March 31, 2025	130,172,281	$13	$2,115,350	$(118,230)	$(529,586)	$1,467,547	$48,221	$1,515,768

Balance as of December 31, 2025	130,776,161	$13	$2,137,926	$(114,363)	$(853,124)	$1,170,452	$33,280	$1,203,732
Net Income (Loss)	—	—	—	—	(9,455)	(9,455)	365	(9,090)
Foreign currency translation adjustments, net of tax	—	—	—	(22,629)	—	(22,629)	(622)	(23,251)
Equity in income of equity method investees	—	—	—	(15)	—	(15)	—	(15)
Equity-based compensation and others	1,192,168	—	7,036	—	—	7,036	—	7,036
Issuance of common stock through private placement, net	2,666,757	—	32,483	—	—	32,483	—	32,483
Balance as of March 31, 2026	134,635,086	$13	$2,177,445	$(137,007)	$(862,579)	$1,177,872	$33,023	$1,210,895

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

WEBTOON Entertainment Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands of USD)

	For the Three Months Ended
	March 31, 2026	March 31, 2025
Operating activities:
Net income (loss)	$(8,797)	$(21,969)
Adjustments to reconcile net loss to net cash used in operating activities:
Allowance for credit losses	(749)	443
Depreciation and amortization	7,998	8,437
Operating lease expense	2,541	1,985
Gain on foreign currency, net	(6,207)	(2,793)
Deferred tax benefit	(2,151)	(1,143)
Loss on debt and equity securities, net	2,627	930
Change in severance benefit, net	1,562	574
Loss on equity method investments, net	446	569
Stock-based compensation	7,625	18,253
Other non-cash items	(2,963)	(1,369)
Changes in operating assets and liabilities
Changes in receivables	(11,669)	750
Changes in other assets	(4,122)	(2,250)
Changes in accounts payable	4,083	(2,801)
Changes in accrued expenses	(9,321)	(15,342)
Changes in contract liabilities	7,501	(1,450)
Changes in other liabilities	2,516	(236)
Changes in operating lease liabilities	(2,767)	(1,240)
Net cash used in operating activities	$(11,847)	$(18,652)
Investing activities:
Proceeds from maturities of short-term investments	684	3,446
Proceeds from sale of property and equipment	23	77
Purchases of property and equipment	(3,148)	(536)
Purchases of debt and equity securities	—	(3,789)
Payment made for short-term investments	(1,368)	(4,824)
Payment made for loan receivable	(68)	(207)
Purchases of intangible assets	(2,867)	(2,444)
Other investing activities	—	249
Net cash used in investing activities	$(6,744)	$(8,028)
Financing activities:
Proceeds from issuance of common stock related to private placement, net	32,682	—
Proceeds from stock option exercise	—	82
Net cash provided by financing activities	$32,682	$82
Effect of exchange rate changes on cash and cash equivalents	(1,045)	4,332
Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	13,046	(22,266)
Cash and cash equivalents at beginning of the year	581,806	572,402
Cash and cash equivalents at end of the year	$594,852	$550,136
Supplemental disclosure:
Income taxes paid	$2,711	$6,826

Reclassification of long-term advances to current	$(10,901)	$(28,973)
Increase in right-of-use assets recognized from new lease agreements	$4	$12,007

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
Basis of Presentation
The unaudited Condensed Consolidated Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair statement of the results of the interim period. Certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements as of and for the year ended December 31, 2025, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 5, 2026. Interim results are not necessarily indicative of the results for a full year.
Reclassifications
Certain amounts reported for prior years have been reclassified to conform to the current year's presentation. None of these reclassifications impacted reported operating or net loss for any presented period.
Concentrations of Credit Risk
Cash and cash equivalents, receivables and loan receivables are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with several financial institutions that management believes are of high credit quality. The Company’s receivables include amounts concentrated with three payment gateway companies representing 53.6% and 55.3% of the total receivables balance as of March 31, 2026, and December 31, 2025, respectively. Three borrowers represent 88.7% and 88.9% of the total loan receivables balance as of March 31, 2026, and December 31, 2025, respectively.
Performance Stock Units
During the three months ended March 31, 2026, the Company granted awards in the form of "Performance Stock Units" ("PSUs"), which provide recipients with the right to receive shares of the Company's common stock upon vesting, subject to the achievement of a market condition based on the Company's total shareholder return ("TSR") relative to a custom peer group over the performance period, and the recipient's continued service with the Company.
Compensation expense for PSU awards is recognized ratably over the requisite service period based on the grant-date fair value, regardless of whether the market condition is ultimately achieved. The grant-date fair value of PSU awards is estimated using a Monte Carlo simulation model and is not subsequently remeasured. All of the outstanding PSU awards at March 31, 2026, are classified as equity awards in accordance with ASC 718, given that these awards will be settled in shares of the Company's common stock upon vesting. See Note 9. Stock-Based Compensation for more information on the Company's PSU awards.
Goodwill and Impairment of Goodwill
Goodwill represents the excess of the purchase price and related costs over the fair value of the net identified tangible and intangible assets and liabilities assumed in a business combination. In accordance with ASC Topic 350, “Intangibles—Goodwill and Other,” goodwill is not amortized but is tested for impairment annually, or more frequently if circumstances indicate a possible impairment may exist. During the fiscal year ended December 31, 2025, the Company recorded a significant impairment charge to write down the carrying value of goodwill to its estimated fair value, reflecting adjusted expectations for future cash flows and market valuations. While no additional impairment was recognized during the current interim period, the Company estimates the fair value of its reporting units using a discounted cash flow methodology, which represents a Level 3 fair value measurement under ASC 820. This process involves significant management assumptions and judgments, including projected sales growth, gross margins, and the selection of an appropriate discount rate. There can be no assurance that the estimates and assumptions used in these tests will prove to be accurate predictions of the future, and further material impairment charges may be required in the near term.
Recent Accounting Pronouncements
On January 1, 2026, the Company adopted ASU 2025-05 and elected the practical expedient for measuring expected credit losses on a prospective basis. The adoption did not have a material impact on the Company's unaudited Condensed Consolidated Financial Statements.
Except for ASU 2025-05 adopted on January 1, 2026, there have been no significant changes to our accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2025.
Note 2. Revenue
Disaggregation of Revenue
The following table shows revenues disaggregated by revenue stream for the three months ended March 31, 2026, and March 31, 2025, respectively:

	Three Months Ended
	March 31, 2026	March 31, 2025
	(in thousands of USD)
Paid Content	$261,438	$260,226
Advertising	39,682	39,898
IP Adaptations	19,752	25,583
Total	$320,872	$325,707
The revenue stream disaggregation above takes into consideration how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.
Paid content revenue is generated from the provision of platform services that enable users to access content. Paid content revenue also includes $2.4 million and $2.6 million of physical book sales through the platform for the three months ended March 31, 2026, and 2025, respectively.
Advertising revenue represents amounts earned for the display of advertisements on our offerings or product placement within content.
IP Adaptations revenue originates from the internal development of film, streaming series, or other rich media format adaptations commissioned by third party studios or streaming platforms. The composition of this revenue stream was primarily as follows for the three month periods ended March 31, 2026, and 2025:
•Licensing fees (from sublicensing content to third parties): $3.0 million and $3.1 million, respectively.
•Merchandise sales (from external platforms, IP royalties, and pop-up stores): $1.4 million and $1.1 million, respectively.
The following table shows disaggregation of revenue by geography for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31, 2026	March 31, 2025
	(in thousands of USD)
Korea	$120,421	$117,741
Japan	154,291	164,258
Rest of World	46,160	43,708
Total	$320,872	$325,707
Contract Liabilities
Contract liabilities primarily include payments received for virtual currency prior to the Company satisfying its performance obligation to deliver content to the customer.

We recognized revenues of $76.4 million and $71.8 million during the three months ended March 31, 2026, and 2025, respectively, that were included within Contract liabilities on the Condensed Consolidated Balance Sheets as of the beginning of the respective period.
Our remaining performance obligations were $94.6 million and $90.0 million as of March 31, 2026, and December 31, 2025, respectively, and we expect to recognize the entire amounts within one year of the respective dates.
Note 3. Loss per share
Basic earnings (loss) per share is computed using the weighted-average number of outstanding shares of common stock during the period, including vested restricted stock units ("RSUs"). Diluted earnings (loss) per share is computed using the weighted average number of outstanding shares of common stock and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of incremental shares issuable upon the assumed exercise of stock options and vesting of unvested RSUs and PSUs. For the three months ended March 31, 2026, and 2025, the Company's Korean subsidiaries and equity method investees each had outstanding stock options that will be settled in each respective subsidiary or equity method investee's common shares. The numerator of the Company's earnings (loss) per share include the Parent's proportionate share of the diluted earnings or loss per share impact of outstanding subsidiaries and equity method investees' stock options.
The following table sets forth the computation of basic and diluted earnings (loss) per share for the three months ended March 31, 2026, and 2025, respectively, (in thousands of USD, except share and per share amounts):

	Three Months Ended
	March 31, 2026	March 31, 2025
Basic earnings (loss) per share:
Net income (loss) attributable to WEBTOON Entertainment Inc.	$(9,455)	$(22,389)
Add: allocation to subsidiary / equity method investee participating security [1]	(107)	(87)
Net income (loss) attributable to WEBTOON Entertainment Inc.	$(9,562)	$(22,476)
Shares used in computation:
Weighted-average common shares outstanding	133,618,587	129,598,942
Basic earnings (loss) per share:	$(0.07)	$(0.17)
Diluted earnings (loss) per share:
Net income (loss) attributable to WEBTOON Entertainment Inc.	$(9,562)	$(22,476)
Add: dilutive impact of subsidiary / equity method investee stock options	—	(3)
Diluted net income (loss) attributable to WEBTOON Entertainment Inc.	$(9,562)	$(22,479)
Shares used in computation:
Weighted-average common shares outstanding	133,618,587	129,598,942
Dilutive effect of stock options and unvested RSUs	—	—
Dilutive effect of unvested PSUs	—	—
Diluted weighted-average common shares outstanding	133,618,587	129,598,942
Diluted earnings (loss) per share	$(0.07)	$(0.17)
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
The following potentially dilutive outstanding securities were excluded from the computation of diluted net earnings (loss) per share because their effect would have been anti-dilutive for the periods presented, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	Three Months Ended
	March 31, 2026	March 31, 2025
Stock options	10,470,017	10,824,760
Unvested RSUs	4,270,897	3,759,834
Unvested PSUs	267,720	—
Subsidiary / equity method investee stock options	443,657	332,597
Total	15,452,291	14,917,191
Note 4. Prepaid Expenses and Other Assets, net
Other Current Assets, net

	As of
	March 31, 2026	December 31, 2025
	(in thousands of USD)
Advance payments, net	$40,530	$38,138
Prepaid expenses	13,856	14,635
Term deposits	11,137	10,774
Other current assets, net	7,846	9,100
Total other current assets, net	$73,369	$72,647
Advance payments are primarily comprised of the advance payments for production of film contents and the payment of minimum guarantees to creators or publishers for their provision of content, such as web-comics, on the Company’s platform.
The advance payments for production of film contents are directly related to the contract that will be used to satisfy a future performance obligation and are expected to be recovered. These costs are amortized on a systematic basis consistent with the transfer of services to the customer to which the asset relates. The Company recorded amortization expense of $6.4 million and $11.6 million during the three months ended March 31, 2026, and 2025, respectively. The Company's balance of advance payments, net due to film production contracts was $31.9 million and $29.0 million as of March 31, 2026, and December 31, 2025, respectively.
The advance payments for minimum guarantees are amortized as associated commission expenses payable to creators or publishers are incurred. When the Company determines the estimated future commission expenses payable are less than the carrying amount of such advance payments, the remaining portion of that advance payment is charged to expense in the period in which such determination is made.
As of March 31, 2026, and December 31, 2025, $8.5 million and $8.7 million, respectively, of the term deposit balance was pledged to Sumitomo Mitsui Banking Corporation as a compensating balance deposit on contract liabilities of the Company’s subsidiary in accordance with the Payment Services Act in Japan.
Other Non-Current Assets, net

	As of
	March 31, 2026	December 31, 2025
	(in thousands of USD)
Advance payments, net	$27,753	$25,486
Long-term loans, net	29,292	30,890
Other non-current assets, net	8,636	8,818
Total other non-current assets, net	$65,681	$65,194

Long-term advance payments represent the portion of advance payments expected to remain on the balance sheet beyond one year. When the Company determines the estimated future commission expenses payable are less than the carrying amount of the long-term advance payments, the remaining portion of that long-term advance payment is charged to expense in the period in which such determination is made. The Company's balance of advance payments, net due to film production contracts was $9.8 million and $7.3 million as of March 31, 2026, and December 31, 2025, respectively.
Note 5. Goodwill, net
The changes in the carrying amount of goodwill for the three months ended March 31, 2026, are as follows:

(in thousands of USD)
Goodwill, net at December 31, 2025	$336,825
Foreign currency translation adjustments	(5,993)
Goodwill, net at March 31, 2026	$330,832
Note 6. Property and Equipment, net
Property and equipment, net consists of the following:

		As of
	Estimated Useful Lives	March 31, 2026	December 31, 2025
	(in years)	(in thousands of USD)
Land	Indefinite	$105	$110
Buildings	40	165	174
Equipment	3-5	13,654	13,775
Leasehold improvements	Lesser of lease term or useful life	3,191	3,280
Construction in progress		3,029	295
Property and equipment		$20,144	$17,634
Less: Accumulated depreciation		(9,550)	(9,295)
Property and equipment, net		$10,594	$8,339
Note 7. Leases
Supplemental disclosure of cash flow information related to operating leases is as follows for the three months ended March 31, 2026, and 2025, respectively:

	Three Months Ended
	March 31, 2026	March 31, 2025
	(in thousands of USD)
Cash paid for amounts included in the measurement of operating lease liabilities	$2,767	$1,240
Right-of-use assets obtained in exchange for operating lease liabilities	$4	$12,007
In March 2025, LINE Digital Frontier entered into two lease agreements for office space. The leases commenced in March 2025, and expire in February 2030, with monthly payments of $0.1 million each, at a discount rate of 2.9%. Upon commencement, each of the two leases was recognized as a right-of-use asset in the amounts of $6.0 million and $6.0 million, respectively.
The Company subleases a portion of its operating lease right-of-use assets for buildings. Sublease income was $0.1 million and $0.1 million for the three months ended March 31, 2026, and 2025, respectively, and is included within Other income (loss), net on the Condensed Consolidated Statements of Operations and Comprehensive Loss.
As of March 31, 2026, the Company has executed a lease agreement, which commences April 1, 2026, for the Company’s new headquarters. Costs incurred prior to the commencement date, including leasehold improvements and the security deposit, are recorded within Property and equipment, net and other current assets, net respectively.

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
Legal Proceedings
The Company is involved in a number of claims pending with various courts, or otherwise unresolved as of March 31, 2026. Adverse results in these claims may include awards of damages and may also result in, or even compel a change in the Company’s business practices, which could materially impact the Company’s future financial results. The Company cannot determine the potential loss or a range of possible losses for cases in their initial stages or where there is an unclear and inconsistent interpretation of laws related to the industry-specific grievances across various jurisdictions. Though the outcome of pending lawsuits and claims cannot be anticipated with certainty, the Company does not expect adverse results from its pending lawsuits and claims, as of March 31, 2026. The timing and outcome of ongoing legal proceedings are uncertain by nature. Therefore, while management deems the chance of a significant loss for all pending claims, whether asserted or unasserted, to be remote, the resolution of one or more of these legal matters against the Company during the same reporting period in excess of management’s projections could negatively impact the Company’s unaudited Condensed Consolidated Financial Statements for that reporting period.
Securities Litigation
On September 5, 2024, a purported stockholder filed a putative class action lawsuit against the Company, its directors, and the underwriters of the Company’s initial public offering completed on June 28, 2024 (the “IPO”) in the federal court for the Central District of California, purportedly on behalf of all purchasers of shares of the Company’s common stock pursuant or traceable to the IPO Prospectus and the Company’s Registration Statement on Form S-1 (File No. 333-279863) relating to our IPO (the “Registration Statement”). The complaint alleges that the Registration Statement was materially false and misleading in violation of Sections 11 and 15 of the Securities Act of 1933. On October 10, 2024, the court ordered that the defendants are not required to answer or otherwise respond to the complaint, deferring any response until after the court rules on any motion by a purported class member to serve as lead plaintiff. On December 12, 2024, the court appointed a lead plaintiff and lead counsel. On February 3, 2025, the lead plaintiff filed an amended complaint, and on March 4, 2025, the Company, its directors, and the underwriters of the IPO moved to dismiss the amended complaint. On March 11, 2025, the lead plaintiff filed an opposition to this motion to dismiss, and on March 18, 2025, the Company, its directors, and the underwriters filed a reply in support of the motion to dismiss. On November 14, 2025, the court issued an order granting in part and denying in part the motion to dismiss. On December 2, 2025, the court issued an amended order granting in part and denying in part the motion to dismiss. On January 9, 2026, the WEBTOON defendants and underwriter defendants filed answers to the operative complaint. Fact discovery is ongoing. The Company intends to defend this case vigorously. At this early stage of the proceedings, the Company can neither predict the ultimate outcome of the litigation nor estimate any range of possible losses.

On November 15, 2024, a purported stockholder filed a shareholder derivative lawsuit against the Company’s directors, naming the Company as a nominal defendant, in the federal court for the Central District of California. The complaint focuses on the same allegations as the putative securities class action described above, including that the Company’s Registration Statement was materially false or misleading. The complaint includes claims for violations of Section 14 (a) of the Exchange Act, breach of fiduciary duties, and unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and contribution under Section 11(f) of the Securities Act of 1933, and Section 31D of the Exchange Act of 1934. On January 13, 2025, by stipulation of the parties, the court ordered the shareholder derivative lawsuit stayed pending resolution of the Company’s motion to dismiss in the putative securities class action. On April 24, 2026, by stipulation of the parties, the court ordered the shareholder derivative lawsuit stayed until the end of the fact discovery period in the securities class action (currently scheduled for November 30, 2026). At this early stage of the proceedings, the Company can neither predict the ultimate outcome of the litigation nor estimate any range of possible losses.
On May 5, 2026, a purported shareholder filed a shareholder derivative lawsuit against the Company’s directors, naming the Company as a nominal defendant, in the federal court for the Central District of California. The complaint focuses on similar allegations as the putative securities class action described above, including that the Company’s Registration Statement was materially false or misleading. The complaint includes claims for breach of fiduciary duties, aiding and abetting breach of fiduciary duties, unjust enrichment, waste of corporate assets, and contribution under Section

11(f) of the Securities Act of 1933, and Section 31D of the Exchange Act of 1934. At this early stage of the proceedings, the Company can neither predict the ultimate outcome of the litigation nor estimate any range of possible losses.
Note 9. Stock-Based Compensation
Restricted Stock Units
The table below summarizes the Company’s RSU activity for the three months ended March 31, 2026:

	Number of RSUs	Weighted Average Grant-Date Fair Value
Balance as of December 31, 2025	3,298,513	$13.69
Granted	2,279,353	$9.02
Forfeited	(71,174)	$13.98
Vested	(1,235,795)	$9.48
Balance as of March 31, 2026	4,270,897	$12.41
As of March 31, 2026, the total unrecognized compensation expense related to unvested RSUs was $39.8 million and is expected to be recognized over the remaining weighted-average service period of 1.6 years using the straight-line method and graded-vesting methods, as appropriate, net of estimated forfeitures.
Performance Stock Units
On March 26, 2026, the Company granted Performance Stock Units ("PSUs") to certain employees under the 2024 Omnibus Incentive Plan. The vesting of PSUs is subject to a market condition based on the Company's total shareholder return ("TSR") relative to a custom peer group over the performance period from January 1, 2026, through December 31, 2028, and the recipient's continued service with the Company.
The PSUs are eligible to be earned and vest from 0% to 200% of the target number of shares granted, depending on the Company's relative TSR percentile ranking among the peer group at the end of the performance period. The grant-date fair value of the PSU awards was estimated using a Monte Carlo simulation model, resulting in a weighted-average grant-date fair value of $13.27 per target share. The simulation was performed using an expected volatility of 69.8%, a risk-free interest rate of 3.9%, and an expected dividend yield of 0%.
The table below summarizes the Company’s PSU activity for the three months ended March 31, 2026:

	Number of PSUs	Weighted Average Grant-Date Fair Value
Balance as of December 31, 2025	—	$—
Granted	267,720	$13.27
Forfeited	—	$—
Vested	—	$—
Balance as of March 31, 2026	267,720	$13.27
As of March 31, 2026, total unrecognized compensation expense related to unvested PSU awards was $3.3 million, which is expected to be recognized over a weighted-average remaining service period of approximately 2.94 years using the straight-line method.
The following table summarizes the Company's Phantom Unit activity for the three months ended March 31, 2026:

	Number of Phantom Units	Weighted Average Grant-Date Fair Value
Balance as of December 31, 2025	328,748	$9.04
Granted	—	$—
Forfeited	(3,152)	$9.04
Vested	(198,941)	$9.04
Balance as of March 31, 2026	126,655	$9.04

The following table summarizes the effects of all stock-based compensation in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the periods presented:

	Three Months Ended
	March 31, 2026	March 31, 2025
	(in thousands of USD)
Cost of revenue	$1,543	$4,780
Marketing	212	836
General and administrative expenses	5,870	12,637
Total	$7,625	$18,253
Note 10. Stockholders' Equity
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

Note 11. Income Taxes
The Company’s income tax provision for the three months ended March 31, 2026, is determined using an estimate of the Company’s annual effective tax rate, adjusted for any discrete items reflected in the relevant period. Income tax expense was $2.7 million and $2.5 million, with effective tax rates of (43.6)% and (13.1)%, during the three months ended March 31, 2026 and 2025, respectively. This includes a discrete tax benefit of $1.8 million and a discrete tax expense of $1.4 million for the three months ended March 31, 2026 and 2025, respectively, due to the return-to-provision true-up adjustments in Korea and Japan tax return filings.
The change in effective tax rate is primarily driven by the change in jurisdictional profits and losses. The provision for income taxes differs from the U.S. statutory federal tax rate of 21% primarily due to state income taxes, foreign income taxes, and the non-recognition of deferred tax assets due to a full valuation allowance against deferred tax assets in the U.S. and taxable loss generating subsidiaries in Korea, Canada, and Japan.
In evaluating the realizability of these deferred tax assets, we consider on a jurisdictional basis, the period of sustained taxable losses, the existence of taxable temporary differences, and available sources of future taxable income. As of March 31, 2026, we cannot objectively assert that these deferred tax assets are more likely than not to be realized and therefore we have maintained a valuation allowance. We intend to continue maintaining a valuation allowance on these deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of these allowances. It is reasonably possible that within the next 12 months, we may have enough positive evidence to release part or all of the remaining valuation allowance in Japan. This release would reduce our income tax expense for the period, significantly impacting our net earnings. The timing and amount of the release depend on the Company’s actual profitability.
Note 12. Retirement Benefits
Defined severance benefits
The following table provides the components of net periodic benefit costs (income):

	Three Months Ended
	March 31, 2026	March 31, 2025
	(in thousands of USD)
Current service costs	$1,272	$1,190
Interest expense	339	268
Actuarial gain	(49)	(884)
Net periodic benefit costs (income)	$1,562	$574
Defined severance contribution
Defined severance expense was $0.7 million and $0.5 million for the three months ended March 31, 2026, and 2025, respectively.
Note 13. Segment and Geographic Information
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
The following table presents reportable segment profit and loss, including significant expense categories, attributable to the Company's reportable segment for the periods presented:

	Three Months Ended
	March 31, 2026	March 31, 2025
	(in thousands of USD)
Revenue	$320,872	$325,707

Cost of revenue	237,824	254,096
Marketing	30,520	31,543
General and administrative expenses - labor related	26,514	23,373
General and administrative expenses - non-labor related	34,045	43,329
Interest income	(4,374)	(5,113)
Interest expense	17	2
Loss(income) on equity method investment, net	446	569
Other loss (income), net	2,005	(2,670)
Income tax expense (benefit)	2,672	2,547
Net Income (Loss)	$(8,797)	$(21,969)

The following non-cash expense items are also included in the measure of segment profit or loss reviewed by the CODM:
Stock-based compensation[1]	$7,603	$18,253
Depreciation and amortization	$7,998	$8,437
1The measure of stock-based compensation excludes expenses related to Phantom Units.

Geographic Information
Refer to Note 2. Revenue for revenues by location. The Company’s long-lived tangible assets as well as the Company’s operating lease right-of-use assets recognized on the Consolidated Balance Sheets as of March 31, 2026, and December 31, 2025, were located as follows:

	As of
	March 31, 2026	December 31, 2025

	(in thousands of USD)
Korea	$12,097	$14,131
Japan	14,366	15,620
Rest of World	4,641	2,294
Total long-lived tangible assets and operating lease right-of-use assets	$31,104	$32,045

Note 14. Fair Value Measurements
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
The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of March 31, 2026, and December 31, 2025. These ranges do not represent a range of values for any single instrument. For example, the lowest discount rate for a particular redeemable convertible preferred stock investment may be appropriate for valuing that specific debt security but may not be appropriate for valuing any other debt securities in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Amount	Valuation Techniques	Significant Unobservable Inputs	Range of Significant Unobservable Inputs
As of March 31, 2026
Debt Securities
Redeemable convertible preferred stock	$41,180	Option pricing model	Discount rate	8.64%-27.20%
			Volatility	42.65%-51.46%
Total	$41,180
Equity Securities
Redeemable convertible preferred stock	$15,000	Measurement alternative
Contribution to investment fund	609	Measurement alternative
Private equity securities	697	Measurement alternative
Convertible preferred stock	5,862	Option pricing model	Discount rate	3.14%-5.81%
			Volatility	42.65%-42.65%
Simple Agreement For Future Equity (SAFE)	1,000	Measurement alternative
Total	$23,168

As of December 31, 2025
Debt Securities
Redeemable convertible preferred stock	$46,024	Option pricing model	Discount rate	8.25%-21.68%
			Volatility	39.98%-51.46%
Total	$46,024
Equity Securities
Redeemable convertible preferred stock	$15,000	Measurement alternative
Contribution to investment fund	642	Measurement alternative
Private equity securities	735	Measurement alternative
Convertible preferred stock	6,268	Option pricing model	Discount rate	2.35%-2.94%
			Volatility	51.46%-51.46%
Simple Agreement For Future Equity (SAFE)	1,000	Measurement alternative
Total	$23,645
As noted above, either the binomial optional pricing model or market approach were used in the determination of fair value of Level 3 assets as of March 31, 2026, and December 31, 2025. The significant unobservable inputs used in the binomial option pricing model are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments.
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
The below tables present a summary of changes in fair value of Level 1 and Level 3 assets, included within Debt and equity securities in the Condensed Consolidated Balance Sheets, by investment type (in thousands of USD):

	Three Months Ended March 31, 2026
	Level 1	Level 3		Total
	Equity Securities	Equity Securities	Debt Securities	Debt & Equity Securities
Beginning balance, January 1	$-	$23,645	$46,024	$69,669
Net unrealized gain (loss)	-	(83)	(2,544)	(2,627)
Currency translation differences	-	(394)	(2,300)	(2,694)
Ending balance, March 31	$-	$23,168	$41,180	$64,348

	Three Months Ended March 31, 2025
	Level 1	Level 3		Total
	Equity Securities	Equity Securities	Debt Securities	Debt & Equity Securities
Beginning balance, January 1	$3	$22,034	$48,142	$70,179
Purchases	-	-	3,790	3,790
Net unrealized gain (loss)	-	225	(1,169)	(944)
Currency translation differences	-	12	87	99
Ending balance, March 31	$3	$22,271	$50,850	$73,124

The Level 1 equity securities relate to investments in public equity securities that have readily determinable fair values.
The Level 3 debt securities relate to the Company's investments in privately held companies through the purchase of redeemable convertible preferred stock that meet the definition of a debt security.
The Level 3 equity securities relate to the Company's investments in privately held companies through the purchase of convertible preferred stock, private equity securities, Simple Agreement For Future Equity (SAFE), contribution to investment fund and redeemable convertible preferred stock. For these equity securities, the Company does not have the ability to exercise significant influence on the investee, and therefore accounts for them as equity securities under ASC Topic 321, Investments in Equity Securities. These equity securities include non-marketable equity investments without readily determinable fair values. The company has elected to account for these investments using the measurement alternative, under which the carrying value is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. For the three months ended March 31, 2026, there were no upward or downward adjustments resulting from observable price changes, and no impairment losses were identified or recognized for these investments.
The following table presents a summary of the changes in the carrying value of our equity securities measured using the measurement alternative for the three months ended March 31, 2026:

(in thousands of USD)
Beginning balance, December 31, 2025	$17,377
Currency translation differences	(71)
Ending balance, March 31, 2026	$17,306
For the three months ended March 31, 2026, and 2025, the Company did not recognize any realized gain or loss on its Level 3 equity or debt securities.
Note 15. Related Party Transactions
The Company’s Related Parties
NAVER and LY Corporation ("LY", formerly named Z Holdings Corporation) are the primary shareholders of the Parent. Related parties include NAVER's controlled affiliates, Company's management, Company directors, and stakeholders that hold significant influence over the Company. During the three months ended March 31, 2026, and 2025, the Company provided advertising services to NAVER group companies and LY giving rise to related party receivables as of March 31, 2026, and December 31, 2025. Additionally, during the three months ended March 31, 2026, and 2025, the Company received brand-usage and outsourcing services from NAVER and LY, which resulted in the Company recognizing related party payables as of March 31, 2026, and December 31, 2025.
In addition to the transactions mentioned above, the Company has a history of renting facilities from its parent, NAVER. Related party operating lease expenses were $1.3 million and $0.6 million during the three months ended March 31, 2026, and 2025, respectively, with related lease obligations of $8.9 million and $10.6 million as of March 31, 2026, and December 31, 2025, respectively (Refer to Note 7. Leases for additional information). The Company also subleases part of its office space to other related parties and the total other income generated from subleases was $0.1 million and $0.1 million for the three months ended March 31, 2026, and 2025, respectively.
Related Party Transactions and Balances
The Company entered into the following significant related party transactions during the periods presented:

	Three Months Ended
	March 31, 2026	March 31, 2025
	(in thousands of USD)
Revenue generated	$18,243	$17,713
Cost of revenue incurred	27,071	28,131
Marketing expenses incurred (cost reimbursed)	(1,729)	(2,581)
General and administrative expenses incurred	7,817	6,913
Other income, net	408	411
*all expenses are net amounts including reimbursement from its related parties

The Company had the following significant balances due from and due to related parties as of March 31, 2026, and December 31, 2025:

	As of
	March 31, 2026	December 31, 2025
	(in thousands of USD)
Due from related parties
Receivables	$54,303	$55,156
Other current assets	$4,053	$4,730
Other non-current assets	$6,784	$5,496
Loan receivables	$27,002	$28,417
Due to related parties
Current portion of operating lease liabilities	$4,953	$5,221
Operating lease liabilities	$3,933	$5,371
Accounts payable	$24,207	$18,765
Accrued expenses	$6,048	$6,849

Note 16. Equity Method Investments
The Company accounts for investments using the equity method when the Company can exercise significant influence over operating and financial policies, but does not hold a controlling interest in the investee.

(in thousands of USD)
Balance as of December 31, 2025	$80,440
Share of net income (loss)	(446)
Share of other comprehensive income (loss)	(15)
Dividends	(280)
Currency translation differences	(3,487)
Balance as of March 31, 2026	$76,212
There were no equity method acquisitions or disposals during the three months ended March 31, 2026.
Note 17. Redeemable Non-Controlling Interest in Subsidiary
The following table summarizes the activity related to the redeemable non-controlling interest in the subsidiary for the periods indicated below (in thousands of USD):

	2026	2025
Balance as of January 1,	$24,540	$36,580
Comprehensive income (loss) attributable to redeemable non-controlling interest	(204)	204
Balance as of March 31,	$24,336	$36,784
Note 18. Non-Controlling Interest in Subsidiaries
The Company has non-controlling interests in several of its subsidiaries. The balances of non-controlling interests as of March 31, 2026, and December 31, 2025, are as follows (in thousands of USD):

	As of
	March 31, 2026	December 31, 2025
Munpia [1]	$32,909	$33,160
Bootcamp [2]	114	120
Total	$33,023	$33,280
___________________________________________________________________________
1.The Munpia non-controlling interest balance excludes redeemable non-controlling interest (See Note 17. Redeemable Non-Controlling Interest in Subsidiary for detail).

2.The portion of net assets in Bootcamp attributable to the LP represents a non-controlling interest.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Management’s Discussion and Analysis of Financial Condition and Results of Operation should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and the related notes to those statements included in this Report and our audited Consolidated Financial Statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2025, included in the Annual Report. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” in this Report.
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
We strive to detect and minimize unauthorized access to our platform, fake user accounts and fraudulent accounts created by bots that inflate user activity and we have decided to exclude such users from our MAU calculation, starting from the quarter ended March 31, 2026, to ensure the accuracy and consistency of our MAU reporting. In the previous comparable period, amounts related to such activity were immaterial to our reported results.
We track MAU as an indicator of the scale of our active user base, user engagement and adoption. We also break out MAU by geographic region to help us understand the global engagement.
As of the quarter ended March 31, 2026, our global MAU was approximately 144.3 million. The global MAU decreased by approximately 5.9% compared to March 31, 2025, primarily due to a decrease of MAU in ROW.
•In Korea, our MAU was approximately 23.1 million as of the quarter ended March 31, 2026, compared to MAU of 24.2 million as of the same quarter of 2025.
•In Japan, our MAU was 21.1 million as of the quarter ended March 31, 2026, compared to MAU of 21.9 million as of the same quarter of 2025.
•In Rest of World, our MAU was 100.0 million as of the quarter ended March 31, 2026, which declined from 107.3 million as of the comparable prior year period. In addition, while we expected to see reduced automated web traffic in the first quarter of 2026 as we disclosed in our Annual Report, in March 2026, we saw a spike in automated web traffic in certain non-core markets, which we have excluded from our MAU calculation.

Trends in Monthly Paying Users (MPU)
We define MPU as users who have paid to access Paid Content in the applicable calendar month, averaged over each month in the given period. We define paying ratio as the ratio of MPU divided by MAU for the respective periods.
We view MPU and paying ratio to be indicators of the strength of our monetization.
While MAU declined 5.9% year-over-year, MPU grew by approximately 2.2%. This shift reflects the success of our content recommendation initiatives, which are driving higher conversion through better relevance.
During the first quarter of 2026, we navigated foreign exchange headwinds. As of the quarter ended March 31, 2026, our global MPU was 7.5 million with a paying ratio of 5.2%, which is an increase of 0.4% compared to the paying ratio for the quarter ended March 31, 2025 of 4.8%. By geographic regions, Korea, Japan, and Rest of World contributed 49.5%, 27.4% and 23.1% of global MPU, respectively. Paying ratio varies due to the user’s ability and propensity to pay across different regions and different product offerings.
•In Korea, our MPU have increased to around 3.7 million with a paying ratio of 16.1%, compared to MPU of 3.4 million and a paying ratio of 14.2% as of the quarter ended March 31, 2025.
•In Japan, our MPU have reached 2.1 million with a paying ratio of 9.8%, compared to MPU of 2.2 million and a paying ratio of 10.3% as of the quarter ended March 31, 2025.
•In Rest of World, our MPU is 1.7 million with a paying ratio of 1.7%, which has remained similar to the prior year's comparable quarter.
Trends in Paid Content Average Revenue per Paying User (ARPPU)
We define ARPPU as average Paid Content revenue in a given month divided by the number of MPU for such month, averaged over each month in the given period.
We view ARPPU to be an indicator of both the strength of engagement and Paid Content monetization on our platform. Units are in U.S. dollars.
Engagement is a key aspect to drive our monetization. For the quarter ended March 31, 2026, our ARPPU decreased to $11.6, or a 1.7% decline, compared to the same quarter of 2025. The reduction in ARPPU stemmed primarily from a substantial redistribution of the paying user base to areas generating less average revenue per paying user, a factor that overshadowed the organic increases in monetization within each distinct market. We continue to focus on driving users to the app, as well as converting them to paying users, by advancing our personalization tools.
•In Korea, our ARPPU for the quarter ended March 31, 2026, has increased to $7.8, or a 4.0% increase compared to the same quarter of 2025.
•In Japan, our ARPPU for the quarter ended March 31, 2026, has increased to $22.5, or a 0.9% increase compared to the same quarter of 2025.
•In Rest of World, our ARPPU for the quarter ended March 31, 2026, has increased to $6.8, or a 4.4% increase compared to the same quarter of 2025, primarily driven by reader habituation in paying to view content.
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
Gain (Loss) on Equity Method Investment, Net
Gain (loss) on equity method investment, net, includes recognized gain (loss) associated with our investments accounted for using the equity method. See Note 16. Equity Method Investments in the accompanying notes to our unaudited Condensed Consolidated Financial Statements included in this Report for more information.
Other Income (Loss), Net
Other income (loss), net, primarily consists of gains or losses on valuation of debt and equity securities, net, income or loss on foreign currency, net, retirement benefit, net, and other non-operating income or loss, net.
Income Tax Benefit (Expense)
Income tax benefit (expense) primarily includes income taxes in certain federal, state, local, and foreign jurisdictions in which we conduct our business, primarily in the U.S., Korea, Japan and Canada. Foreign jurisdictions have different statutory tax rates from those in the U.S. Additionally, certain of our foreign earnings may also be taxable in the U.S. Accordingly, our effective tax rate will vary depending on the relative proportion of foreign to domestic income, use of tax credits, changes in the valuation of our deferred tax assets and liabilities, and changes in tax laws. See Note 11. Income Taxes in the accompanying notes to our unaudited Condensed Consolidated Financial Statements included in this Report for more information.
Results of Operations
Condensed Consolidated Statements of Operations and Comprehensive Loss
The following table sets forth our consolidated statement of operations for the three months ended March 31, 2026 and 2025, respectively. We have derived this data from our unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. The information for each of the periods presented has been prepared on the same basis as our audited Consolidated Financial Statements and, in the opinion of management, reflects all adjustments of a normal, recurring nature that are necessary for the fair statement of the results of operations for the period. This data should be read in conjunction with our audited consolidated financial statements in the Annual Report, and unaudited Condensed Consolidated Financial Statements included in this Report. Historical results are not necessarily indicative of the results that may be expected in the future.

	Three Months Ended March 31,
(in thousands of USD)	2026	2025	% Change
Revenue	$320,872	$325,707	(1.5%)
Cost of revenue	(237,824)	(254,096)	(6.4%)
Marketing	(30,520)	(31,543)	(3.2%)
General and administrative expenses	(60,559)	(66,702)	(9.2%)
Operating income (loss)	(8,031)	(26,634)	(69.8%)
Interest income	4,374	5,113	(14.5%)
Interest expense	(17)	(2)	750.0%
Loss on equity method investments, net	(446)	(569)	(21.6%)
Other income (loss), net	(2,005)	2,670	(175.1%)
Income (loss) before income tax	(6,125)	(19,422)	(68.5%)
Income tax benefit (expense)	(2,672)	(2,547)	4.9%
Net income (loss)	(8,797)	(21,969)	(60.0%)
Net income (loss) attributable to non-controlling interests and redeemable non-controlling interests	658	420	56.7%
Net income (loss) attributable to WEBTOON Entertainment Inc.	$(9,455)	$(22,389)	(57.8%)

Comparison of the Three Months Ended March 31, 2026 and March 31, 2025
Revenue

	Three Months Ended March 31,
(in thousands of USD)	2026	2025	% Change
Revenue	$320,872	$325,707	(1.5%)
Paid Content	261,438	260,226	0.5%
Advertising	39,682	39,898	(0.5%)
IP Adaptations	19,752	25,583	(22.8%)
Revenue decreased by $4.8 million, or 1.5% for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. This decrease was primarily driven by significant foreign exchange headwinds and timing-related volatility in our IP Adaptations, partially offset by organic growth in Paid Content. Although we experienced a decline in advertising revenue from NAVER, this was offset by revenue from other partners.
On a constant currency basis, our revenue increased $0.7 million, or 0.2%. We estimate that foreign exchange fluctuations had a total negative impact of approximately $5.5 million on our reported revenue for the quarter. Refer to the Non-GAAP Financial Measures section of this report for a quantitative reconciliation and a description of how we calculate these measures.

Cost of Revenue

	Three Months Ended March 31,
(in thousands of USD)	2026	2025	% Change
Cost of revenue	(237,824)	(254,096)	(6.4%)
Our cost of revenue decreased by $16.3 million, or 6.4%, for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The decrease was primarily attributable to a shift in the revenue mix to higher margin revenue streams, a reduction in third party transaction fees, a $3.2 million decrease in stock-based compensation expense due to timing of grants, and a decrease in total sales commissions and content fees paid to creators, reflecting lower revenue during the period.

Marketing

	Three Months Ended March 31,
(in thousands of USD)	2026	2025	% Change
Marketing	$(30,520)	$(31,543)	(3.2%)
Marketing expense decreased by $1.0 million, or 3.2%, for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, primarily due to a strategic shift toward high-retention acquisition channels and a reduction in lower-efficiency promotional spend.

General and Administrative Expenses

	Three Months Ended March 31,
(in thousands of USD)	2026	2025	% Change
General and administrative expenses	$(60,559)	$(66,702)	(9.2%)
General and administrative expenses decreased by $6.1 million, or 9.2%, for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The decrease was primarily driven by a $6.8 million decrease in stock-based compensation expense due to timing of grants, which was partially offset by increases in other general and administrative costs. We expect our stock-based compensation expense to increase in the second quarter of 2026.

Interest Income

	Three Months Ended March 31,
(in thousands of USD)	2026	2025	% Change
Interest income	$4,374	$5,113	(14.5%)
Interest income decreased by $0.7 million, or 14.5%, for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The decrease was attributable to lower interest rates as compared to the first quarter of 2025.

Gain (Loss) on Equity Method Investment, Net

	Three Months Ended March 31,
(in thousands of USD)	2026	2025	% Change
Gain (loss) on equity method investments, net	$(446)	$(569)	(21.6%)
Gain (loss) on equity method investment, net, decreased by $0.1 million, or 21.6%, for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. See Note 16. Equity Method Investments in the accompanying notes to our unaudited Condensed Consolidated Financial Statements included in this Report for more information on the Company's equity method investments.

Other Income (Loss), Net

	Three Months Ended March 31,
(in thousands of USD)	2026	2025	% Change
Other income (loss), net	$(2,005)	$2,670	(175.1%)
Other income (loss), net, decreased by $4.7 million, or (175.1%), for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The change was primarily attributable to a $2.1 million increase in net foreign currency losses, a $1.7 million increase in net unrealized loss on financial assets measured at fair value, and a

$0.9 million increase in net periodic benefit costs during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.
Income Tax Expense

	Three Months Ended March 31,
(in thousands of USD)	2026	2025	% Change
Income tax expense	$(2,672)	$(2,547)	4.9%
Income tax expense increased by $0.1 million, or 4.9%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. See Note 11. Income Taxes in the accompanying notes to our unaudited Condensed Consolidated Financial Statements included in this Report for more information on our taxes.
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
EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin
We define EBITDA as net income(loss) before interest income, interest expense, income tax benefit (expense) and depreciation and amortization. We define Adjusted EBITDA as EBITDA with further adjustments to eliminate the effects of loss on equity method investments, effect of applying the valuation method of fair value through profit or loss (“FVPL”), impairment of goodwill, non-cash stock-based compensation and certain other non-recurring costs. We believe that EBITDA and Adjusted EBITDA provide useful information to investors regarding our performance, as it removes the impact of certain items that are not representative of our ongoing business, such as certain non-cash charges and variable charges. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by revenue. EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP financial measures and are not intended to be substitutes for any GAAP financial measures. They should be considered in addition to, not as substitutes for, or in isolation from, measures prepared in accordance with GAAP, such as consolidated net income (loss) or consolidated net income (loss) margin.
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
The following table presents a reconciliation of net loss to EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin for each of the periods presented.

	Three Months Ended March 31,
(in thousands of USD, except percentages)	2026	2025
Net income (loss)	$(8,797)	$(21,969)
Interest income	(4,374)	(5,113)
Interest expense	17	2
Income tax expense	2,672	2,547
Depreciation and amortization	7,998	8,437
EBITDA	$(2,484)	$(16,096)
Stock-based compensation expense(1)	7,625	17,035
Restructuring, advisory and legal fees(2)	1,267	1,642
Loss (gain) on fair value instruments, net(3)	2,627	930
Loss (gain) on equity method investments, net(4)	446	569
Adjusted EBITDA(5)	$9,481	$4,080
Net income (loss) margin	(2.7)%	(6.7)%
Adjusted EBITDA Margin	3.0%	1.3%
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
(2)Represents specific costs that are discrete to the periods presented and are not indicative of our core ongoing operations. For the three months ended March 31, 2026, these amounts were comprised of (i) non-routine legal and professional fees associated with the defense of the 2024 IPO-related shareholder litigation, which are outside the ordinary course of business; (ii) one-time advisory fees related to the Purchase Agreement that do not qualify as equity issuance costs; and (iii) professional fees directly related to the strategic restructuring initiative of our Wattpad business. For the three months ended March 31, 2025, these amounts included (i) non-routine legal and professional fees associated with the defense of the 2024 IPO-related shareholder litigation, which are outside the ordinary course of business, and (ii) professional service fees associated with the initial implementation of Sarbanes-Oxley (“SOX”) compliance and IPO readiness.
(3)Represents unrealized net loss (gain) of financial assets measured at FVPL, which include the Company's equity investments.
(4)Represents our proportionate share of recognized losses associated with our investments accounted for using the equity method. See Note 16. Equity Method Investments in the accompanying notes to our unaudited Condensed Consolidated Financial Statements included in this Report.
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

	Three Months Ended March 31,
(in thousands of USD, except percentages)	2026	2025	Change
Total Revenue	$320,872	$325,707	(1.5%)
Effects of foreign currency rate fluctuations	5,491	-	N/A
Revenue on a Constant Currency Basis	$326,363	$325,707	0.2%
Paid Content Revenue	261,438	260,226	0.5%
Effects of foreign currency rate fluctuations	4,797	-	N/A
Paid Content Revenue on a Constant Currency Basis	$266,235	$260,226	2.3%
Advertising Revenue	39,682	39,898	(0.5%)
Effects of foreign currency rate fluctuations	541	-	N/A
Advertising Revenue on a Constant Currency Basis	$40,223	$39,898	0.8%
IP Adaptations Revenue	19,752	25,583	(22.8%)
Effects of foreign currency rate fluctuations	153	-	N/A
IP Adaptations Revenue on a Constant Currency Basis	$19,905	$25,583	(22.2%)
Paid Content Average Revenue Per Paying User ("ARPPU")
Korea Paid Content Revenue	$86,888	$77,027	12.8%
Korea ARPPU	$7.8	$7.5	4.0%
Effects of foreign currency rate fluctuations	0.1	-	N/A
Korea ARPPU on a Constant Currency Basis	$7.9	$7.5	5.1%
Japan Paid Content Revenue	139,182	150,401	(7.5%)
Japan ARPPU	22.5	22.3	0.9%
Effects of foreign currency rate fluctuations	0.6	-	N/A
Japan ARPPU on a Constant Currency Basis	$23.2	$22.3	3.7%
Rest of World Paid Content Revenue	35,368	32,798	7.8%
Rest of World ARPPU	6.8	6.5	4.4%
Rest of World ARPPU on a Constant Currency Basis	$6.8	$6.5	4.4%

Liquidity and Capital Resources
Cash and cash equivalents, along with the proceeds generated from the issuance of equity securities, constitute our main liquidity sources. By March 31, 2026, our principal liquidity was derived from the residual net proceeds of our 2024 Initial Public Offering (IPO), a subsequent private placement, and a strategic equity investment secured in the first quarter of 2026.
On January 8, 2026, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a wholly owned indirect subsidiary of The Walt Disney Company (“Disney”), pursuant to which Disney purchased 2,666,757 shares of our common stock, par value $0.0001 per share (the “Shares”), representing an approximately 2% equity interest in the Company, for an aggregate purchase price of $32.8 million. The Shares were issued in a private placement in reliance on the exemption provided by Section 4(a)(2) of the Securities Act, as a transaction not involving a public offering. We received net proceeds of approximately $32.5 million, after deducting underwriting discounts and commissions and offering expenses payable by us.
Historically, we have relied primarily upon cash generated from operations and cash provided by NAVER through capital contributions to finance our operations, repay or repurchase indebtedness, finance acquisitions and fund our capital expenditures. NAVER does not have any contractual obligation to provide additional capital to us and therefore there can be no assurance that NAVER will continue to provide additional capital in the form of debt or equity investment in the future to enable us to operate our business. As of March 31, 2026, we had $594.9 million of cash and cash equivalents, which were primarily invested in short-term, highly liquid investments with original maturities of three months or less from the date of purchase and are mainly comprised of bank deposits. We believe that our existing cash and cash equivalent balances will be sufficient to support our working capital requirements for at least the next 12 months based on our current operating plans. However, our future capital requirements will depend on many factors, including our growth rate, sales and marketing activities and other factors affecting our business, including those described in the section entitled “Risk Factors” in the Annual Report. Our expected primary uses of our capital on short and long-term bases are for repayment of debt, interest payments, working capital, capital expenditures, geographic expansion and other general corporate purposes.
We may, in the future, enter into arrangements to acquire or invest in complementary businesses, products and technologies, including intellectual property rights, which may require us to seek additional financing. To the extent additional funds are necessary to meet our liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of indebtedness, the issuance of additional equity or a combination of these potential sources of funds. Such financing, may however, not be available to us on favorable terms, or at all. In particular, high inflation and interest rates have resulted, and may continue to result, in significant disruption of global financial markets, reducing our ability to access capital. If we are unable to raise additional funds on commercially reasonable terms or at all, our business, financial condition and results of operations could be adversely affected. See “Risk Factors—Risks Related to Our Business, Industry and Operations—We may require additional capital to support our business in the future, and this capital might not be available on reasonable terms, if at all,” in the Annual Report.
Consolidated Statements of Cash Flows
The following table summarizes our cash flows for the period presented:

	Three Months Ended March 31,
(in thousands of USD)	2026	2025
Net cash used in operating activities	$(11,847)	$(18,652)
Net cash used in investing activities	(6,744)	(8,028)
Net cash provided by financing activities	32,682	82
Effect of exchange rate changes on cash and cash equivalents	(1,045)	4,332
Net increase (decrease) in cash and cash equivalents	$13,046	$(22,266)
Operating Activities
Net cash used in operating activities improved by $6.8 million for the three months ended March 31, 2026, primarily driven by a $13.2 million reduction in net loss, along with $6.8 million and $8.9 million decreases in cash outflows for the settlement of accounts payable and contract liabilities, respectively. These improvements were partially offset by a $12.4 million increase in cash used for receivables, driven by the timing of billings and increased prepayments for content or services. Additionally, the year-over-year improvement was moderated by a $10.6 million reduction in non-cash stock-based compensation and fluctuations in gains on foreign currency transactions.
Investing Activities
For the three months ended March 31, 2026, net cash used in investing activities was $6.7 million, compared to $8.0 million for the three months ended March 31, 2025. The decrease in net cash used was primarily attributable to a reduction in purchases of marketable securities, largely offset by increased capital expenditures related to facility preparations.
Financing Activities
For the three months ended March 31, 2026, net cash provided by financing was $32.7 million, related to proceeds from issuance of common stock related to a private placement.
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
There have been no material changes to our critical accounting policies and estimates as described in the Annual Report. Refer to Note 1.Description of Business and Summary of Significant Accounting Policies in the accompanying notes to the unaudited Condensed Consolidated Financial Statements for recently adopted and issued accounting pronouncements, if any, since the filing of our Annual Report for the year ended December 31, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
For a discussion of our market risks, see “Quantitative and Qualitative Disclosures About Market Risk” in Part II Item 7A of our Annual Report.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, has evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at a level of reasonable assurance.
Limitations on the Effectiveness of Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Securities Litigation
On September 5, 2024, a purported stockholder filed a putative class action lawsuit against the Company, its directors, and the underwriters of the Company’s initial public offering completed on June 28, 2024 (the “IPO”) in the federal court for the Central District of California, purportedly on behalf of all purchasers of shares of the Company’s common stock pursuant or traceable to the IPO Prospectus and the Company’s Registration Statement on Form S-1 (File No. 333-279863) relating to our IPO (the “Registration Statement”). The complaint alleges that the Registration Statement was materially false and misleading in violation of Sections 11 and 15 of the Securities Act of 1933. On October 10, 2024, the court ordered that the defendants are not required to answer or otherwise respond to the complaint, deferring any response until after the court rules on any motion by a purported class member to serve as lead plaintiff. On December 12, 2024, the court appointed a lead plaintiff and lead counsel. On February 3, 2025, the lead plaintiff filed an amended complaint, and on March 4, 2025, the Company, its directors, and the underwriters of the IPO moved to dismiss the amended complaint. On March 11, 2025, the lead plaintiff filed an opposition to this motion to dismiss, and on March 18, 2025, the Company, its directors, and the underwriters filed a reply in support of the motion to dismiss. On November 14, 2025, the court issued an order granting in part and denying in part the motion to dismiss. On December 2, 2025, the court issued an amended order granting in part and denying in part the motion to dismiss. On January 9, 2026, the WEBTOON defendants and underwriter defendants filed answers to the operative complaint. Fact discovery is ongoing. The Company intends to defend this case vigorously. At this early stage of the proceedings, the Company can neither predict the ultimate outcome of the litigation nor estimate any range of possible losses.

On November 15, 2024, a purported stockholder filed a shareholder derivative lawsuit against the Company’s directors, naming the Company as a nominal defendant, in the federal court for the Central District of California. The complaint focuses on the same allegations as the putative securities class action described above, including that the Company’s Registration Statement was materially false or misleading. The complaint includes claims for violations of Section 14 (a) of the Exchange Act, breach of fiduciary duties, and unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and contribution under Section 11(f) of the Securities Act of 1933, and Section 31D of the Exchange Act of 1934. On January 13, 2025, by stipulation of the parties, the court ordered the shareholder derivative lawsuit stayed pending resolution of the Company’s motion to dismiss in the putative securities class action. On April 24, 2026, by stipulation of the parties, the court ordered the shareholder derivative lawsuit stayed until the end of the fact discovery period in the securities class action (currently scheduled for November 30, 2026). At this early stage of the proceedings, the Company can neither predict the ultimate outcome of the litigation nor estimate any range of possible losses.
On May 5, 2026, a purported shareholder filed a shareholder derivative lawsuit against the Company’s directors, naming the Company as a nominal defendant, in the federal court for the Central District of California. The complaint focuses on similar allegations as the putative securities class action described above, including that the Company’s Registration Statement was materially false or misleading. The complaint includes claims for breach of fiduciary duties, aiding and abetting breach of fiduciary duties, unjust enrichment, waste of corporate assets, and contribution under Section 11(f) of the Securities Act of 1933, and Section 31D of the Exchange Act of 1934. At this early stage of the proceedings, the Company can neither predict the ultimate outcome of the litigation nor estimate any range of possible losses.
Item 1A. Risk Factors.
Our risk factors are set forth in the "Risk Factors" in Part I. Item 1A of our Annual Report. There have been no material changes to our risk factors since the filing of such Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 1, 2024)
3.2	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 1, 2024)
10.1*#	Securities Purchase Agreement dated January 8, 2026, by and between WEBTOON Entertainment Inc., and Accelerator Investments LLC.
10.2	Housing Assistance Policy (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 30, 2026)
10.3†
Amended Long-Term Assignment Letter between the Company and Yongsoo Kim dated March 26, 2026 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 30, 2026)

10.4*†	Secondment Letter between the Company and David Lee dated May 7, 2026
10.5*†	Form of Performance Stock Unit Agreement under the 2024 Omnibus Incentive Plan
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
________________________________________________________________
*Filed herewith
**Furnished herewith
†Management compensatory plan or contract
# Certain of the exhibits and schedules to this agreement have been omitted in accordance with Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEBTOON Entertainment Inc.
Date: May 11, 2026	By:	/s/ David J. Lee
David J. Lee
Chief Financial Officer
(Principal Financial Officer)