Form 10-Q
period 2026-06-30
WEBTOON Entertainment Inc.
filed 2026-08-10
CIK 1997859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________________________________
FORM 10-Q
_________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission File Number: 001-42144
_________________________________________________________________________
WEBTOON Entertainment Inc.
(Exact Name of Registrant as Specified in its Charter)
_________________________________________________________________________

Delaware	81-3830533
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

222 N. Pacific Coast Highway Suite 2300 El Segundo, CA	90245 (Zip Code)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2026, the registrant had 135,711,070 shares of common stock, par value $0.0001 per share, outstanding.

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
More information on factors that could cause our actual results and financial condition to differ from those expressed in forward-looking statements is included from time to time in our reports filed with the Securities and Exchange Commission (the “SEC”), including in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 5, 2026 (the “Annual Report”), particularly under Part I. Item 1A, “Risk Factors.” Investors should understand that it is not possible to predict or identify all such factors and should not consider the risks described above and under Part I. Item 1A. “Risk Factors” of our Annual Report to be a complete statement of all potential risks and uncertainties.
All forward-looking statements speak only as of the date of this Report and are expressly qualified in their entirety by the cautionary statements included in or incorporated by reference into this Report. Except as is required by law, we expressly disclaim any obligation to publicly release any revisions to forward-looking statements to reflect events after the date of this Report.

iii

PART I-FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements.
WEBTOON Entertainment Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands of USD, except share and per share data)

	As of
	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$583,145	$581,806
Receivables[1], net of allowance for credit losses of $1,917 and $3,378 at June 30, 2026, and December 31, 2025, respectively	191,311	176,779
Prepaid expenses and other current assets, net[2]	72,473	72,647
Total current assets	846,929	831,232
Property and equipment, net	12,390	8,339
Operating lease right-of-use assets	22,674	23,705
Debt and equity securities	65,986	69,669
Intangible assets, net	144,459	157,804
Goodwill, net	328,462	336,825
Equity method investments	75,859	80,440
Deferred tax assets	24,641	22,302
Other non-current assets, net[3]	69,028	65,194
Total assets	$1,590,428	$1,595,510
Liabilities and equity
Current liabilities:
Accounts payable[4]	$133,662	$136,962
Accrued expenses[5]	60,940	66,690
Current portion of operating lease liabilities[6]	8,105	9,617
Contract liabilities	103,841	89,994
Taxes payable	4,080	4,136
Provisions and defined pension benefits	7,465	8,766
Other current liabilities	3,467	2,457
Total current liabilities	321,560	318,622
Non-current liabilities:
Long-term operating lease liabilities[7]	14,525	14,055
Defined severance benefits	22,838	25,069
Deferred tax liabilities	6,100	5,755
Other non-current liabilities	3,619	3,737
Total liabilities	$368,642	$367,238
Commitments and Contingencies (Note 8)
Redeemable non-controlling interest in subsidiary	$24,459	$24,540
Stockholders' equity:
Common stock, $0.0001 par value (2,000,000,000 authorized, 135,663,014 shares and 130,776,161 shares issued and outstanding as of June 30, 2026, and December 31, 2025, respectively)	$14	$13
Additional paid-in capital	2,187,794	2,137,926
Accumulated other comprehensive loss	(145,831)	(114,363)
Accumulated deficit	(877,827)	(853,124)

Total stockholders' equity attributable to WEBTOON Entertainment Inc.	1,164,150	1,170,452
Non-controlling interests in consolidated subsidiaries	33,177	33,280
Total equity	1,197,327	1,203,732
Total liabilities, redeemable non-controlling interest, and equity	$1,590,428	$1,595,510
1.Includes amounts due from related parties of $59,283 and $55,156 as of June 30, 2026, and December 31, 2025, respectively. (See Note 15. Related Party Transactions)
2.Includes amounts due from related parties of $4,881 and $4,730 as of June 30, 2026, and December 31, 2025, respectively. (See Note 15. Related Party Transactions)
3.Includes amounts due from related parties of $33,529 and $33,913 as of June 30, 2026, and December 31, 2025, respectively. (See Note 15. Related Party Transactions)
4.Includes amounts due to related parties of $20,010 and $18,765 as of June 30, 2026, and December 31, 2025, respectively. (See Note 15. Related Party Transactions)
5.Includes amounts due to related parties of $5,898 and $6,849 as of June 30, 2026, and December 31, 2025, respectively. (See Note 15. Related Party Transactions)
6.Includes amounts due to related parties of $4,866 and $5,221 as of June 30, 2026, and December 31, 2025, respectively. (See Note 15. Related Party Transactions)
7.Includes amounts due to related parties of $2,714 and $5,371 as of June 30, 2026, and December 31, 2025, respectively. (See Note 15. Related Party Transactions)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

WEBTOON Entertainment Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands of USD, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenue[1]	$338,465	$348,271	$659,337	$673,978
Cost of revenue[2]	(250,329)	(260,992)	(488,153)	(515,088)
Marketing[3]	(38,336)	(31,070)	(68,856)	(62,613)
General and administrative expenses[4]	(65,368)	(64,972)	(125,927)	(131,674)
Operating income (loss)	(15,568)	(8,763)	(23,599)	(35,397)
Interest income	4,485	4,910	8,859	10,023
Interest expense	(17)	(2)	(34)	(4)
Gain (loss) on equity method investments, net	988	507	542	(62)
Other income (loss), net[5]	2,472	(1,367)	467	1,303
Income (loss) before income tax	(7,640)	(4,715)	(13,765)	(24,137)
Income tax benefit (expense)	(6,937)	832	(9,609)	(1,715)
Net income (loss)	$(14,577)	$(3,883)	$(23,374)	$(25,852)
Net income (loss) attributable to WEBTOON Entertainment Inc.	(15,248)	(4,326)	(24,703)	(26,715)
Net income (loss) attributable to non-controlling interests and redeemable non-controlling interests	671	443	1,329	863
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(9,171)	41,120	(32,918)	47,692
Share of other comprehensive loss of equity method investments, net of tax	(48)	568	(63)	425
Total other comprehensive income (loss), net of tax	(9,219)	41,688	(32,981)	48,117
Total comprehensive income (loss)	$(23,796)	$37,805	$(56,355)	$22,265
Total comprehensive income (loss) attributable to WEBTOON Entertainment Inc.	(24,072)	35,802	(56,171)	19,803
Total comprehensive income (loss) attributable to non-controlling interests and redeemable non-controlling interests	276	2,003	(184)	2,462

Weighted average shares outstanding
Basic	135,250,711	130,358,706	134,439,157	129,980,922
Diluted	135,250,711	130,358,706	134,439,157	129,980,922
Income (loss) per share attributable to WEBTOON Entertainment Inc.
Basic	$(0.11)	$(0.03)	$(0.18)	$(0.21)
Diluted	$(0.11)	$(0.03)	$(0.18)	$(0.21)

1.Includes amounts earned from related parties of $24,551 and $18,278 for the three months ended June 30, 2026, and June 30, 2025, respectively, and $42,794 and $35,991 for the six months ended June 30, 2026, and June 30, 2025, respectively. (See Note 15. Related Party Transactions)
2.Includes amounts incurred from related parties of $28,259 and $28,399 for the three months ended June 30, 2026, and June 30, 2025, respectively, and $55,330 and $56,530 for the six months ended June 30, 2026, and June 30, 2025, respectively. (See Note 15. Related Party Transactions)
3.Includes amounts incurred from related parties of $613 and $(2,870) for the three months ended June 30, 2026, and June 30, 2025, respectively, and $(1,116) and $(5,451) for the six months ended June 30, 2026, and June 30, 2025, respectively. (See Note 15. Related Party Transactions)
4.Includes amounts incurred from related parties of $8,031 and $7,023 for the three months ended June 30, 2026, and June 30, 2025, respectively, and $15,848 and $13,936 for the six months ended June 30, 2026, and June 30, 2025, respectively. (See Note 15. Related Party Transactions).
5.Includes amounts earned from related parties of $384 and $424 for the three months ended June 30, 2026, and June 30, 2025, respectively, and $792 and $835 for the six months ended June 30, 2026, and June 30, 2025, respectively. (See Note 15. Related Party Transactions)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

WEBTOON Entertainment Inc.
Condensed Consolidated Statements of Stockholders' Equity and Group Equity
(unaudited)
(in thousands of USD, except share and per share data)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity attributable to WEBTOON Entertainment Inc.	Non- controlling interests in consolidated subsidiaries	Total equity
	Shares	Amount
Balance as of December 31, 2024	128,587,944	$13	$2,103,931	$(124,620)	$(507,197)	$1,472,127	$47,754	$1,519,881
Net Income (Loss)	—	—	—	—	(22,389)	(22,389)	233	(22,156)
Foreign currency translation adjustments, net of tax	—	—	—	6,533	—	6,533	22	6,555
Equity in income of equity method investees	—	—	—	(143)	—	(143)	—	(143)
Equity-based compensation and others	1,584,337	—	11,419	—	—	11,419	212	11,631
Balance as of March 31, 2025	130,172,281	$13	$2,115,350	$(118,230)	$(529,586)	$1,467,547	$48,221	$1,515,768
Net income (loss)	—	—	—	—	(4,326)	(4,326)	245	(4,081)
Foreign currency translation adjustments, net of tax	—	—	—	39,560	—	39,560	865	40,425
Equity in income of equity method investees	—	—	—	568	—	568	—	568
Equity-based compensation and others	420,395	—	7,376	—	—	7,376	224	7,600
Balance as of June 30, 2025	130,592,676	$13	$2,122,726	$(78,102)	$(533,912)	$1,510,725	$49,555	$1,560,280

Balance as of December 31, 2025	130,776,161	$13	$2,137,926	$(114,363)	$(853,124)	$1,170,452	$33,280	$1,203,732
Net Income (Loss)	—	—	—	—	(9,455)	(9,455)	365	(9,090)
Foreign currency translation adjustments, net of tax	—	—	—	(22,629)	—	(22,629)	(622)	(23,251)
Equity in income of equity method investees	—	—	—	(15)	—	(15)	—	(15)
Equity-based compensation and others	1,192,168	—	7,036	—	—	7,036	—	7,036
Issuance of common stock through private placement, net	2,666,757	—	32,483	—	—	32,483	—	32,483
Balance as of March 31, 2026	134,635,086	$13	$2,177,445	$(137,007)	$(862,579)	$1,177,872	$33,023	$1,210,895
Net Income (Loss)	—	—	—	—	(15,248)	(15,248)	373	(14,875)
Foreign currency translation adjustments, net of tax	—	—	—	(8,776)	—	(8,776)	(219)	(8,995)
Equity in income of equity method investees	—	—	—	(48)	—	(48)	—	(48)
Equity-based compensation and others	1,027,928	1	10,349	—	—	10,350	—	10,350
Balance as of June 30, 2026	135,663,014	$14	$2,187,794	$(145,831)	$(877,827)	$1,164,150	$33,177	$1,197,327

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

WEBTOON Entertainment Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands of USD)

	For the Six Months Ended
	June 30, 2026	June 30, 2025
Operating activities:
Net income (loss)	$(23,374)	$(25,852)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for credit losses	(446)	894
Depreciation and amortization	15,341	16,844
Operating lease expense	5,123	4,479
Gain on foreign currency, net	(6,790)	(3,644)
Deferred tax benefit	(2,773)	(5,005)
Loss on debt and equity securities, net	672	2,376
Change in severance benefit, net	1,847	1,165
(Gain) loss on equity method investments, net	(542)	62
Stock-based compensation	19,730	25,498
Other non-cash items	275	(2,336)
Changes in operating assets and liabilities
Changes in receivables	(23,218)	(3,088)
Changes in other assets	(19,600)	(9,545)
Changes in accounts payable	(1,828)	(5,317)
Changes in accrued expenses	(2,204)	(16,251)
Changes in contract liabilities	18,571	10,286
Changes in income tax receivable	6,405	(7,717)
Changes in other liabilities	1,238	8,762
Changes in operating lease liabilities	(4,678)	(3,330)
Payments of severance benefits, net of cash transferred	(1,846)	(1,232)
Net cash used in operating activities	$(18,097)	$(12,951)
Investing activities:
Proceeds from maturities of short-term investments	9,278	32,257
Proceeds from sale of property and equipment	82	225
Purchases of property and equipment	(4,763)	(2,297)
Purchases of debt and equity securities	(643)	(3,790)
Payment made for short-term investments	(10,167)	(16,619)
Payment made for loan receivable	(77)	(823)
Purchases of intangible assets	(4,027)	(4,460)
Acquisition of businesses, net of cash	—	(148)
Other investing activities	—	1,366
Net cash (used in) provided by investing activities	$(10,317)	$5,711
Financing activities:
Proceeds from issuance of common stock related to private placement, net	32,682	—
Other financing activities	307	229
Net cash provided by financing activities	$32,989	$229
Effect of exchange rate changes on cash and cash equivalents	(3,236)	16,155
Cash and cash equivalents:
Net increase in cash and cash equivalents	1,339	9,144
Cash and cash equivalents at beginning of the period	581,806	572,402

Cash and cash equivalents at end of the period	$583,145	$581,546
Supplemental disclosure:
Income taxes paid	$5,978	$14,298
Interest paid	$—	$1
Purchase of property and equipment included in accounts payable	$1,792	$—
Purchase of intangible assets included in accounts payable	$1,162	$—
Reclassification of long-term advances to current	$(5,321)	$49,443
Increase in right-of-use assets recognized from new lease agreements	$4,882	$12,477
Reclassification of construction in progress to property and equipment	$833	$—

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
Concentrations of Credit Risk
Cash and cash equivalents, receivables and loan receivables are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with several financial institutions that management believes are of high credit quality. The Company’s receivables include amounts concentrated with three payment gateway companies representing 51.7% and 55.3% of the total receivables balance as of June 30, 2026, and December 31, 2025, respectively. Three borrowers represent 88.7% and 88.9% of the total loan receivables balance as of June 30, 2026, and December 31, 2025, respectively.
Performance Stock Units
During the six months ended June 30, 2026, the Company granted awards in the form of "Performance Stock Units" ("PSUs"), which provide recipients with the right to receive shares of the Company's common stock upon vesting, subject to the achievement of a market condition based on the Company's total shareholder return ("TSR") relative to a custom peer group over the performance period, and the recipient's continued service with the Company.
Compensation expense for PSU awards is recognized ratably over the requisite service period based on the grant-date fair value, regardless of whether the market condition is ultimately achieved. The grant-date fair value of PSU awards is estimated using a Monte Carlo simulation model and is not subsequently remeasured. All of the outstanding PSU awards at June 30, 2026, are classified as equity awards in accordance with ASC 718, given that these awards will be settled in shares of the Company's common stock upon vesting. See Note 9. Stock-Based Compensation for more information on the Company's PSU awards.
Goodwill and Impairment of Goodwill
Goodwill represents the excess of the purchase consideration over the fair values of the identifiable assets acquired and liabilities assumed in a business combination. In accordance with ASC 350, “Intangibles—Goodwill and Other,” goodwill is not amortized but is tested for impairment at the reporting unit level annually, as of October 1. Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount (a “triggering event”). When a triggering event is identified, the Company performs a quantitative impairment test by comparing the fair value of the reporting unit to its carrying amount. The Company estimates the fair value of its reporting units using a discounted cash flow methodology, a Level 3 fair value measurement under ASC 820 that involves significant management assumptions and judgments, including projected revenue growth, gross margins, and the selection of an appropriate discount rate. An impairment charge is recognized for the amount by which a reporting unit’s carrying amount exceeds its fair value, limited to the amount of goodwill allocated to that reporting unit. See Note 5 for the results of the Company’s evaluations for the periods presented.
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
Note 2. Revenue
Disaggregation of Revenue
The following table shows revenues disaggregated by revenue stream for the three and six months ended June 30, 2026, and June 30, 2025, respectively:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(in thousands of USD)		(in thousands of USD)
Paid Content	$263,941	$274,913	$525,379	$535,139
Advertising	47,124	45,220	86,806	85,118
IP Adaptations	27,400	28,138	47,152	53,721
Total	$338,465	$348,271	$659,337	$673,978
The revenue stream disaggregation above takes into consideration how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.
Paid content revenue is generated from the provision of platform services that enable users to access content. Paid content revenue also includes $2.6 million and $2.9 million of physical book sales through the platform for the three months ended June 30, 2026, and 2025, respectively, and $5.0 million and $5.5 million of physical book sales through the platform for the six months ended June 30, 2026, and 2025, respectively.
Advertising revenue represents amounts earned for the display of advertisements on our offerings or product placement within content.
IP Adaptations revenue originates from the internal development of film, streaming series, or other rich media format adaptations commissioned by third party studios or streaming platforms. The composition of this revenue stream was primarily as follows for the three months ended June 30, 2026, and 2025, and the six months ended June 30, 2026, and 2025:
•Licensing fees (from sublicensing content to third parties): $8.0 million and $2.9 million, respectively, and $11.0 million and $6.0 million, respectively.
•Merchandise sales (from external platforms, IP royalties, and pop-up stores): $1.9 million and $0.9 million, respectively, and $3.3 million and $2.0 million, respectively.
The following table shows disaggregation of revenue by geography for the three months ended June 30, 2026, and 2025, and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(in thousands of USD)		(in thousands of USD)
Korea	$138,490	$125,746	$258,911	$243,487
Japan	$150,403	$177,881	304,694	342,139
Rest of World	$49,572	$44,644	95,732	88,352
Total	$338,465	$348,271	$659,337	$673,978

Contract Liabilities
Contract liabilities primarily include payments received for virtual currency prior to the Company satisfying its performance obligation to deliver content to the customer.
We recognized revenues of $81.0 million and $65.0 million during the three months ended June 30, 2026, and 2025, respectively, and $83.7 million and $72.2 million during the six months ended June 30, 2026, and 2025, respectively, that were included within Contract liabilities on the Condensed Consolidated Balance Sheets as of the beginning of the respective period.
Our remaining performance obligations were $103.8 million and $90.0 million as of June 30, 2026, and December 31, 2025, respectively, and we expect to recognize the entire amounts within one year of the respective dates.
Note 3. Loss per share
Basic earnings (loss) per share is computed using the weighted-average number of outstanding shares of common stock during the period, including vested restricted stock units ("RSUs"). Diluted earnings (loss) per share is computed using the weighted average number of outstanding shares of common stock and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of incremental shares issuable upon the assumed exercise of stock options and vesting of unvested RSUs and PSUs. Diluted earnings (loss) per share also reflects the effect of dilutive securities issued by the Company’s subsidiaries and equity method investees, which are settled in shares of the respective entity and, if dilutive, are included as an adjustment to the numerator rather than the share count.
The following table sets forth the computation of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2026, and 2025, respectively, (in thousands of USD, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Basic earnings (loss) per share:
Net income (loss) attributable to WEBTOON Entertainment Inc.	$(15,248)	$(4,326)	$(24,703)	$(26,715)
Add: allocation to subsidiary / equity method investee participating security [1]	(39)	(38)	(146)	(125)
Net income (loss) attributable to WEBTOON Entertainment Inc. common shareholders	$(15,287)	$(4,364)	$(24,849)	$(26,840)
Shares used in computation:
Weighted-average common shares outstanding	135,250,711	130,358,706	134,439,157	129,980,922
Basic earnings (loss) per share:	$(0.11)	$(0.03)	$(0.18)	$(0.21)
Diluted earnings (loss) per share:
Net income (loss) attributable to WEBTOON Entertainment Inc. common shareholders	$(15,287)	$(4,364)	$(24,849)	$(26,840)
Subsidiary and equity method investee earnings adjustment for dilutive securities	—	(3)	—	(7)
Diluted net income (loss) attributable to WEBTOON Entertainment Inc. common shareholders	$(15,287)	$(4,367)	$(24,849)	$(26,847)
Shares used in computation:
Weighted-average common shares outstanding	135,250,711	130,358,706	134,439,157	129,980,922
Dilutive effect of stock options and unvested RSUs	—	—	—	—
Dilutive effect of unvested PSUs	—	—	—	—
Diluted weighted-average common shares outstanding	135,250,711	130,358,706	134,439,157	129,980,922
Diluted earnings (loss) per share	$(0.11)	$(0.03)	$(0.18)	$(0.21)
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
The following potentially dilutive outstanding securities were excluded from the computation of diluted net earnings (loss) per share because their effect would have been anti-dilutive for the periods presented, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Stock options	10,305,297	10,753,510	10,305,297	10,753,510
Unvested RSUs	3,373,326	3,417,189	3,373,326	3,417,189
Unvested PSUs	267,720	—	267,720	—
Total	13,946,343	14,170,699	13,946,343	14,170,699
Stock options and convertible preferred stock issued by the Company’s subsidiaries and equity method investees, which are settled in shares of the respective entity, were also excluded because their effect would have been anti-dilutive for the periods presented.
Note 4. Prepaid Expenses and Other Assets, net
Other Current Assets, net

	As of
	June 30, 2026	December 31, 2025
	(in thousands of USD)
Advance payments, net	$40,354	$38,138
Prepaid expenses	18,903	14,635
Term deposits	11,187	10,774
Other current assets, net	2,029	9,100
Total other current assets, net	$72,473	$72,647
Advance payments are primarily comprised of the advance payments for production of film contents and the payment of minimum guarantees to creators or publishers for their provision of content, such as web-comics, on the Company’s platform.
The advance payments for production of film contents are directly related to the contract that will be used to satisfy a future performance obligation and are expected to be recovered. These costs are amortized on a systematic basis consistent with the transfer of services to the customer to which the asset relates. The Company recorded amortization expense of $13.3 million and $13.3 million during the three months ended June 30, 2026, and 2025, respectively, and $19.7 million and $24.9 million during the six months ended June 30, 2026, and 2025, respectively. The Company's balance of advance payments, net due to film production contracts was $32.3 million and $29.0 million as of June 30, 2026, and December 31, 2025, respectively.
The advance payments for minimum guarantees are amortized as associated commission expenses payable to creators or publishers are incurred. When the Company determines the estimated future commission expenses payable are less than the carrying amount of such advance payments, the remaining portion of that advance payment is charged to expense in the period in which such determination is made.
As of June 30, 2026, and December 31, 2025, $8.6 million and $8.7 million, respectively, of the term deposit balance was pledged to Sumitomo Mitsui Banking Corporation as a compensating balance deposit on contract liabilities of the Company’s subsidiary in accordance with the Payment Services Act in Japan.

Other Non-Current Assets, net

	As of
	June 30, 2026	December 31, 2025
	(in thousands of USD)
Advance payments, net	$31,817	$25,486
Long-term loans, net	28,762	30,890
Other non-current assets, net	8,449	8,818
Total other non-current assets, net	$69,028	$65,194
Long-term advance payments represent the portion of advance payments expected to remain on the balance sheet beyond one year. When the Company determines the estimated future commission expenses payable are less than the carrying amount of the long-term advance payments, the remaining portion of that long-term advance payment is charged to expense in the period in which such determination is made. The Company's balance of advance payments, net due to film production contracts was $12.5 million and $7.3 million as of June 30, 2026, and December 31, 2025, respectively.
Note 5. Goodwill, net
The changes in the carrying amount of goodwill for the six months ended June 30, 2026, are as follows:

(in thousands of USD)
Goodwill, net at December 31, 2025	$336,825
Foreign currency translation adjustments	(5,993)
Goodwill, net at March 31, 2026	$330,832
Foreign currency translation adjustments	(2,370)
Goodwill, net at June 30, 2026	$328,462
The changes in the carrying amount of goodwill during the three and six months ended June 30, 2026 were attributable solely to foreign currency translation adjustments.
During the fiscal year ended December 31, 2025, the Company recorded a goodwill impairment charge principally related to its Wattpad and Munpia reporting units, as described in Note 7, “Goodwill, net and Intangible Assets, net,” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
During the three and six months ended June 30, 2026, the Company evaluated its reporting units for triggering events in accordance with ASC 350-20-35-30. This evaluation considered macroeconomic conditions; industry and market considerations; cost factors; the overall financial performance of the reporting units relative to the projections used in the 2025 annual quantitative impairment test; other entity-specific events; events affecting the reporting units; and trends in the Company’s share price. Based on this evaluation, the Company concluded that no triggering events occurred during either period and, accordingly, did not perform an interim goodwill impairment test for the three or six months ended June 30, 2026. No goodwill impairment was recognized during either period.
Similarly, for the three months ended March 31, 2026, the Company performed the same triggering-event evaluation and concluded that no triggering events had occurred; accordingly, no interim goodwill impairment test was performed for that period. There can be no assurance that the estimates and assumptions underlying the Company’s goodwill evaluations will prove accurate, and material impairment charges may be required in future periods.

Note 6. Property and Equipment, net
Property and equipment, net consists of the following:

		As of
	Estimated Useful Lives	June 30, 2026	December 31, 2025
	(in years)	(in thousands of USD)
Land	Indefinite	$571	$110
Buildings	40	872	174
Equipment	3-5	13,940	13,775
Leasehold improvements	Lesser of lease term or useful life	3,147	3,280
Construction in progress		3,030	295
Property and equipment		$21,560	$17,634
Less: Accumulated depreciation		(9,170)	(9,295)
Property and equipment, net		$12,390	$8,339
Note 7. Leases
Supplemental disclosure of cash flow information related to operating leases is as follows for the six months ended June 30, 2026, and 2025, respectively:

	Six Months Ended
	June 30, 2026	June 30, 2025
	(in thousands of USD)
Cash paid for amounts included in the measurement of operating lease liabilities	$4,678	$3,330
Right-of-use assets obtained in exchange for operating lease liabilities	$4,882	$12,477
In March 2025, LINE Digital Frontier entered into two lease agreements for office space. The leases commenced in March 2025, and expire in February 2030, with monthly payments of $0.1 million each, at a discount rate of 2.9%. Upon commencement, each of the two leases was recognized as a right-of-use asset in the amounts of $6.0 million and $6.0 million, respectively.
The Company subleases a portion of its operating lease right-of-use assets for buildings. Sublease income was $0.1 million and $0.1 million for the three months ended June 30, 2026, and 2025, respectively, and $0.1 million and $0.2 million for the six months ended June 30, 2026, and 2025, respectively, and is included within Other income (loss), net on the Condensed Consolidated Statements of Operations and Comprehensive Loss.
In April 2026, the Company commenced an operating lease for approximately 24,787 square feet of office space located at 222 N. Pacific Coast Highway, El Segundo, California, which serves as the Company's new headquarters. The lease has a term of seven years and eight months, expiring in November 2033.
The lease also obligates the Company to pay its proportionate share (approximately 4.1%) of building operating expenses in excess of a 2026 base year amount. These costs represent variable lease payments and are recognized as incurred.
The Company has one option to extend the lease for a period of five years at the then-prevailing fair market rent. The Company has determined that exercise of this option is not reasonably certain, and accordingly the option period has been excluded from the measurement of the lease liability and right-of-use asset.
Upon commencement, the Company recognized an operating lease right-of-use asset of $4.8 million and a corresponding operating lease liability of $4.8 million, measured at the present value of remaining lease payments using an incremental borrowing rate of 5.4%. The right-of-use asset and lease liability reflects a reduction for the $3.5 million tenant improvement allowance treated as a lease incentive.

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
IP Adaptations Fund
In July 2026, subsequent to June 30, 2026, the Company committed $40.0 million as a 40% limited partner in NW Webcomic Adaptation Fund, L.P. (the “Fund”). As of the date of this filing, $10 million has been funded at the initial closing on August 6, 2026, and the Company’s remaining unfunded commitment was $30 million. Under the Fund’s Agreement of Limited Partnership, limited partners are required to contribute 25% of their commitments at the initial closing and 25% of their commitments on each of the first three anniversaries of the initial closing. In addition, each partner’s obligation to fund capital for the purpose of repaying Fund indebtedness is unconditional and not subject to any excuse right or defense. See Note 19. Subsequent Events, for further information regarding this commitment.
RI Games Holdings Inc.
Subsequent to June 30, 2026, the Company entered into agreements providing for the acquisition, in two stages, of a controlling interest in RI Games Holdings Inc. The agreements include obligations of the Company to fund future subscriptions for shares of RI Games Holdings Inc. See Note 19. Subsequent Events for a description of the Company’s purchase commitments and contingent obligations related to this transaction.
Legal Proceedings
The Company is involved in a number of claims pending with various courts, or otherwise unresolved as of June 30, 2026. Adverse results in these claims may include awards of damages and may also result in, or even compel a change in the Company’s business practices, which could materially impact the Company’s future financial results. The Company cannot determine the potential loss or a range of possible losses for cases in their initial stages or where there is an unclear and inconsistent interpretation of laws related to the industry-specific grievances across various jurisdictions. Though the outcome of pending lawsuits and claims cannot be anticipated with certainty, the Company does not expect adverse results from its pending lawsuits and claims, as of June 30, 2026. The timing and outcome of ongoing legal proceedings are uncertain by nature. Therefore, while management deems the chance of a significant loss for all pending claims, whether asserted or unasserted, to be remote, the resolution of one or more of these legal matters against the Company during the same reporting period in excess of management’s projections could negatively impact the Company’s unaudited Condensed Consolidated Financial Statements for that reporting period.
Securities Litigation
On September 5, 2024, a purported stockholder filed a putative class action lawsuit against the Company, its directors, and the underwriters of the Company’s initial public offering completed on June 28, 2024 (the “IPO”) in the federal court for the Central District of California, purportedly on behalf of all purchasers of shares of the Company’s common stock pursuant or traceable to the IPO Prospectus and the Company’s Registration Statement on Form S-1 (File No. 333-279863) relating to our IPO (the “Registration Statement”). The complaint alleges that the Registration Statement was materially false and misleading in violation of Sections 11 and 15 of the Securities Act of 1933. On October 10, 2024, the court ordered that the defendants are not required to answer or otherwise respond to the complaint, deferring any response until after the court rules on any motion by a purported class member to serve as lead plaintiff. On December 12, 2024, the court appointed a lead plaintiff and lead counsel. On February 3, 2025, the lead plaintiff filed an amended complaint, and on March 4, 2025, the Company, its directors, and the underwriters of the IPO moved to dismiss the amended complaint. On March 11, 2025, the lead plaintiff filed an opposition to this motion to dismiss, and on March 18, 2025, the Company, its directors, and the underwriters filed a reply in support of the motion to dismiss. On November 14, 2025, the court issued an order granting in part and denying in part the motion to dismiss. On December 2, 2025, the court issued an amended order granting in part and denying in part the motion to dismiss. On January 9, 2026, the WEBTOON defendants and underwriter defendants filed answers to the operative complaint. On July 8, 2026, the parties notified the court that they had reached an agreement-in-principle that resolves all of the putative class’s claims, and requested a stay of all case deadlines. On August 7, 2026, the parties filed a stipulation of settlement with the Court. A hearing on plaintiff’s motion for preliminary approval of the settlement is set for September 8, 2026. Until such time the Court preliminarily approves the settlement, it is not yet binding or effective. The settlement terms are subject to the Court’s review and determination of whether they are fair, reasonable, and adequate. Furthermore, the settlement is subject to termination based on requests for exclusion from the settlement class. As such, as of the date of this filing, the Company has determined that it is not possible to reasonably estimate a loss contingency. The Company has insurance policies in place with respect to any future settlement payment. The Company does not expect any future settlement to have a material impact to the financial statements.

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
Note 9. Stock-Based Compensation
Restricted Stock Units
The table below summarizes the Company’s RSU activity for the six months ended June 30, 2026:

	Number of RSUs	Weighted Average Grant-Date Fair Value
Balance as of December 31, 2025	3,298,513	$13.69
Granted	2,604,726	$9.43
Forfeited	(160,830)	$13.79
Vested	(2,369,083)	$11.61
Balance as of June 30, 2026	3,373,326	$11.86
As of June 30, 2026, the total unrecognized compensation expense related to unvested RSUs was $31.9 million and is expected to be recognized over the remaining weighted-average service period of 1.6 years using the straight-line method and graded-vesting methods, as appropriate, net of estimated forfeitures.
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

The table below summarizes the Company’s PSU activity for the six months ended June 30, 2026:

	Number of PSUs	Weighted Average Grant-Date Fair Value
Balance as of December 31, 2025	—	$—
Granted	267,720	$13.27
Forfeited	—	$—
Vested	—	$—
Balance as of June 30, 2026	267,720	$13.27
As of June 30, 2026, total unrecognized compensation expense related to unvested PSU awards was $3.1 million, which is expected to be recognized over a weighted-average remaining service period of approximately 2.7 years using the straight-line method.
The following table summarizes the Company's Phantom Unit activity for the six months ended June 30, 2026:

	Number of Phantom Units	Weighted Average Grant-Date Fair Value
Balance as of December 31, 2025	328,748	$9.04
Granted	—	$—
Forfeited	(6,802)	$9.04
Vested	(198,941)	$9.04
Balance as of June 30, 2026	123,005	$9.04

The following table summarizes the effects of all stock-based compensation in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(in thousands of USD)		(in thousands of USD)
Cost of revenue	$3,023	$1,194	$4,566	$5,974
Marketing	361	189	574	1,025
General and administrative expenses	8,721	5,862	14,590	18,499
Total	$12,105	$7,245	$19,730	$25,498
Note 10. Stockholders' Equity
On January 8, 2026, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a wholly-owned indirect subsidiary of The Walt Disney Company (“Disney”). Pursuant to the Purchase Agreement, the Company issued and sold 2,666,757 shares of its common stock, par value $0.0001 per share (the “Shares”), to Disney for an aggregate purchase price of approximately $32.8 million. The Shares represented an approximate 2% equity interest in the Company at the time of issuance. The issuance and sale of the Shares were consummated as a private placement in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, as a transaction not involving a public offering.
The Company evaluated the transaction under ASC 480, Distinguishing Liabilities from Equity, ASC 815, Derivatives and Hedging, and SEC Regulation S-X Rule 5-02.27 and concluded that the Shares should be classified as permanent equity on the consolidated balance sheets because the Shares are not mandatorily redeemable, do not contain embedded derivative features requiring bifurcation, and are also not redeemable at the option of the holder or upon the occurrence of an event outside the Company’s control. In connection with the issuance of the Shares, the investor was granted customary pro rata tag-along rights in the event of certain common stock transfers by the Company’s major shareholders, as well as customary protective consent rights over certain fundamental corporate actions (such as voluntary bankruptcy proceedings or disproportionately adverse amendments to organizational documents). The Company determined these rights are strictly protective rather than substantive participating rights, do not obligate the Company to transfer assets or issue additional shares, and do not grant the investor significant influence or a controlling financial interest. The issued Shares are included in the Company's weighted-average shares outstanding and proportionately dilute basic and diluted earnings per share.
Note 11. Income Taxes
The Company’s income tax provision for the six months ended June 30, 2026, is determined using an estimate of the Company’s annual effective tax rate, adjusted for any discrete items reflected in the relevant period. Income tax (benefit) expense was $9.6 million and $1.7 million, with effective tax rates of (69.8)% and (7.1)%, during the six months ended June 30, 2026 and 2025, respectively. This includes a discrete tax benefit of $1.7 million and a discrete tax expense of $1.1 million for the six months ended June 30, 2026 and 2025, respectively, due to the return-to-provision true-up adjustments in Korea and Japan tax return filings.
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
In evaluating the realizability of these deferred tax assets, we consider on a jurisdictional basis, the period of sustained taxable losses, the existence of taxable temporary differences, and available sources of future taxable income. As of June 30, 2026, we cannot objectively assert that these deferred tax assets are more likely than not to be realized and therefore we have maintained a valuation allowance. We intend to continue maintaining a valuation allowance on these deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of these allowances. It is reasonably possible that within the next 12 months, we may have enough positive evidence to release part or all of the remaining valuation allowance in Japan. This release would reduce our income tax expense for the period, significantly impacting our net earnings. The timing and amount of the release depend on the Company’s actual profitability.
Note 12. Retirement Benefits
Defined severance benefits
The following table provides the components of net periodic benefit costs (income):

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(in thousands of USD)		(in thousands of USD)
Current service costs	$1,243	$1,231	$2,515	$2,421
Interest expense	329	277	668	545
Actuarial gain	(1,287)	(917)	(1,336)	(1,801)
Net periodic benefit costs (income)	$285	$591	$1,847	$1,165
Defined severance contribution
Defined severance expense was $0.7 million and $0.5 million for the three months ended June 30, 2026, and 2025, respectively, and $1.3 million and $1.0 million for the six months ended June 30, 2026, and 2025, respectively.
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
The following table presents reportable segment profit and loss, including significant expense categories, attributable to the Company's reportable segment for the periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(in thousands of USD)		(in thousands of USD)
Revenue	$338,465	$348,271	$659,337	$673,978

Cost of revenue	250,329	260,992	488,153	515,088
Marketing	38,336	31,070	68,856	62,613
General and administrative expenses - labor related	26,956	25,569	53,470	48,942
General and administrative expenses - non-labor related	38,412	39,403	72,457	82,732
Interest income	(4,485)	(4,910)	(8,859)	(10,023)
Interest expense	17	2	34	4
Loss(income) on equity method investment, net	(988)	(507)	(542)	62
Other loss (income), net	(2,472)	1,367	(467)	(1,303)
Income tax (benefit) expense	6,937	(832)	9,609	1,715
Net Income (Loss)	$(14,577)	$(3,883)	$(23,374)	$(25,852)

The following non-cash expense items are also included in the measure of segment profit or loss reviewed by the CODM:
Stock-based compensation[1]	$11,737	$6,740	$19,340	$22,927
Depreciation and amortization	$7,343	$8,407	$15,341	$16,844
1The measure of stock-based compensation excludes expenses related to Phantom Units.

Geographic Information
Refer to Note 2. Revenue for revenues by location. The Company’s long-lived tangible assets as well as the Company’s operating lease right-of-use assets recognized on the Consolidated Balance Sheets as of June 30, 2026, and December 31, 2025, were located as follows:

	As of
	June 30, 2026	December 31, 2025

	(in thousands of USD)
Korea	$11,782	$14,131
Japan	13,277	15,620
Rest of World[1]	10,005	2,294
Total long-lived tangible assets and operating lease right-of-use assets	$35,064	$32,045
1Rest of the World includes long-lived tangible assets and operating lease right-of-use assets located in the United States, of 8.9 million and $1.1 million as of June 30, 2026 and December 31, 2025, respectively.

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
The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of June 30, 2026, and December 31, 2025. These ranges do not represent a range of values for any single instrument. For example, the lowest discount rate for a particular redeemable convertible preferred stock investment may be appropriate for valuing that specific debt security but may not be appropriate for valuing any other debt securities in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Amount	Valuation Techniques	Significant Unobservable Inputs	Range of Significant Unobservable Inputs
As of June 30, 2026
Debt Securities
Redeemable convertible preferred stock	$42,763	Option pricing model	Discount rate	8.89%-27.30%
			Volatility	48.30%-54.86%
Total	$42,763
Equity Securities
Redeemable convertible preferred stock	$15,000	Measurement alternative
Contribution to investment fund	728	Measurement alternative
Private equity securities	684	Measurement alternative
Convertible preferred stock	5,811	Option pricing model	Discount rate	3.39%-5.69%
			Volatility	54.86%-54.86%
Simple Agreement For Future Equity (SAFE)	1,000	Measurement alternative
Total	$23,223

As of December 31, 2025
Debt Securities
Redeemable convertible preferred stock	$46,024	Option pricing model	Discount rate	8.25%-21.68%
			Volatility	39.98%-51.46%
Total	$46,024
Equity Securities
Redeemable convertible preferred stock	$15,000	Measurement alternative
Contribution to investment fund	642	Measurement alternative
Private equity securities	735	Measurement alternative
Convertible preferred stock	6,268	Option pricing model	Discount rate	2.35%-2.94%
			Volatility	51.46%-51.46%
Simple Agreement For Future Equity (SAFE)	1,000	Measurement alternative
Total	$23,645
As noted above, either the binomial optional pricing model or market approach were used in the determination of fair value of Level 3 assets as of June 30, 2026, and December 31, 2025. The significant unobservable inputs used in the binomial option pricing model are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments.
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
The below tables present a summary of changes in fair value of Level 1 and Level 3 assets, included within Debt and equity securities in the Condensed Consolidated Balance Sheets, by investment type (in thousands of USD):

	Six Months Ended June 30, 2026
	Level 1	Level 3		Total
	Equity Securities	Equity Securities	Debt Securities	Debt & Equity Securities
Beginning balance, January 1	$-	$23,645	$46,024	$69,669
Purchases	-	-	-	-
Business disposition	-	-	-	-
Net unrealized gain (loss)	-	(83)	(2,544)	(2,627)
Sales and settlement	-	-	-	-
Reclassification	-	-	-	-
Currency translation differences	-	(394)	(2,300)	(2,694)
Ending balance, March 31	$-	$23,168	$41,180	$64,348
Purchases	-	133	500	633
Net unrealized gain	-	57	1,898	1,955
Sales and settlement	-	-	-	-
Currency translation differences	-	(135)	(815)	(950)
Ending balance, June 30	$-	$23,223	$42,763	$65,986

	Six Months Ended June 30, 2025
	Level 1	Level 3		Total
	Equity Securities	Equity Securities	Debt Securities	Debt & Equity Securities
Beginning balance, January 1	$3	$22,034	$48,142	$70,179
Purchases	-	-	3,790	3,790
Business disposition	-	-	-	-
Net unrealized gain (loss)	-	225	(1,169)	(944)
Sales and settlement	-	-	-	-
Reclassification	-	-	-	-
Currency translation differences	-	12	87	99
Ending balance, March 31	$3	$22,271	$50,850	$73,124
Purchases	-	-	-	-
Business disposition	-	-	-	-
Net unrealized gain (loss)	-	(6)	(1,440)	(1,446)
Reclassification	-	-	-	-
Currency translation differences	-	509	4,078	4,587
Ending balance, June 30	$-	$22,774	$53,488	$76,265
The Level 1 equity securities relate to investments in public equity securities that have readily determinable fair values.
The Level 3 debt securities relate to the Company's investments in privately held companies through the purchase of redeemable convertible preferred stock that meet the definition of a debt security.
The Level 3 equity securities relate to the Company's investments in privately held companies through the purchase of convertible preferred stock, private equity securities, Simple Agreement For Future Equity (SAFE), contribution to investment fund and redeemable convertible preferred stock. For these equity securities, the Company does not have the ability to exercise significant influence on the investee, and therefore accounts for them as equity securities under ASC Topic 321, Investments in Equity Securities. These equity securities include non-marketable equity investments without readily determinable fair values. The company has elected to account for these investments using the measurement alternative, under which the carrying value is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. For the six months ended June 30, 2026, there were no upward or downward adjustments resulting from observable price changes, and no impairment losses were identified or recognized for these investments.
The following table presents a summary of the changes in the carrying value of our equity securities measured using the measurement alternative for the six months ended June 30, 2026:

(in thousands of USD)
Beginning balance, December 31, 2025	$17,377
Currency translation differences	(71)
Ending balance, March 31, 2026	$17,306
Purchases	133
Currency translation differences	(27)
Ending balance, June 30, 2026	$17,412
For the six months ended June 30, 2026, and 2025, the Company did not recognize any realized gain or loss on its Level 3 equity or debt securities.
Note 15. Related Party Transactions
The Company’s Related Parties
NAVER and LY Corporation ("LY", formerly named Z Holdings Corporation) are the primary shareholders of the Parent. Related parties include NAVER's controlled affiliates, Company's management, Company directors, and stakeholders that hold significant influence over the Company. During the three and six months ended June 30, 2026, and 2025, the Company provided advertising services to NAVER group companies and LY giving rise to related party receivables as of June 30, 2026, and December 31, 2025. Additionally, during the three and six months ended June 30, 2026, and 2025, the Company received brand-usage and outsourcing services from NAVER and LY, which resulted in the Company recognizing related party payables as of June 30, 2026, and December 31, 2025.
In addition to the transactions mentioned above, the Company has a history of renting facilities from its parent, NAVER. Related party operating lease expenses were $1.3 million and $1.0 million during the three months ended June 30, 2026, and 2025, respectively, and $2.6 million and $1.6 million during the six months ended June 30, 2026, and 2025, respectively, with related lease obligations of $7.6 million and $10.6 million as of June 30, 2026, and December 31, 2025, respectively (Refer to Note 7. Leases for additional information). The Company also subleases part of its office space to other related parties and the total other income generated from subleases was $0.0 million and $0.1 million for the three months ended June 30, 2026, and 2025, respectively, and $0.1 million and $0.1 million for the six months ended June 30, 2026, and 2025, respectively.
Related Party Transactions and Balances
The Company entered into the following significant related party transactions during the periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(in thousands of USD)		(in thousands of USD)
Revenue generated	$24,551	$18,278	$42,794	$35,991
Cost of revenue incurred	28,259	28,399	55,330	56,530
Marketing expenses incurred (cost reimbursed)	613	(2,870)	(1,116)	(5,451)
General and administrative expenses incurred	8,031	7,023	15,848	13,936
Other income, net	384	424	792	835
*all expenses are net amounts including reimbursement from its related parties

The Company had the following significant balances due from and due to related parties as of June 30, 2026, and December 31, 2025:

	As of
	June 30, 2026	December 31, 2025
	(in thousands of USD)
Due from related parties
Receivables	$59,283	$55,156
Other current assets	$4,881	$4,730
Other non-current assets	$7,029	$5,496
Loan receivables	$26,500	$28,417
Due to related parties
Current portion of operating lease liabilities	$4,866	$5,221
Operating lease liabilities	$2,714	$5,371
Accounts payable	$20,010	$18,765
Accrued expenses	$5,898	$6,849

In July 2026, subsequent to June 30, 2026, the Company entered into an Agreement of Limited Partnership with N Investment Co., Ltd. (“N Investment”), a wholly-owned subsidiary of NAVER Corporation, the Company’s majority stockholder, to co-invest in NW Webcomic Adaptation Fund, L.P. (the “Fund”). The Company has committed $40.0 million and N Investment has committed $60.0 million to the Fund. See Note 19. Subsequent Events

Note 16. Equity Method Investments
The Company accounts for investments using the equity method when the Company can exercise significant influence over operating and financial policies, but does not hold a controlling interest in the investee.

(in thousands of USD)
Balance as of December 31, 2025	$80,440
Share of net income (loss)	(446)
Share of other comprehensive income (loss)	(15)
Dividends	(280)
Currency translation differences	(3,487)
Balance as of March 31, 2026	$76,212
Share of net income (loss)	988
Share of other comprehensive income (loss)	(48)
Dividends	—
Currency translation differences	(1,293)
Balance as of June 30, 2026	$75,859
There were no equity method acquisitions or disposals during the six months ended June 30, 2026.

Note 17. Redeemable Non-Controlling Interest in Subsidiary
The following table summarizes the activity related to the redeemable non-controlling interest in the subsidiary for the periods indicated below (in thousands of USD):

	2026	2025
Balance as of January 1,	$24,540	$36,580
Comprehensive income (loss) attributable to redeemable non-controlling interest	(204)	204
Balance as of March 31,	$24,336	$36,784
Net income attributable to redeemable non-controlling interest	123	893
Balance as of June 30	$24,459	$37,677
Note 18. Non-Controlling Interest in Subsidiaries
The Company has non-controlling interests in several of its subsidiaries. The balances of non-controlling interests as of June 30, 2026, and December 31, 2025, are as follows (in thousands of USD):

	As of
	June 30, 2026	December 31, 2025
Munpia [1]	$33,070	$33,160
Bootcamp [2]	107	120
Total	$33,177	$33,280
___________________________________________________________________________
1.The Munpia non-controlling interest balance excludes redeemable non-controlling interest (See Note 17. Redeemable Non-Controlling Interest in Subsidiary for detail).
2.The portion of net assets in Bootcamp attributable to the LP represents a non-controlling interest.
Note 19. Subsequent Events
Investment in NW Webcomic Adaptation Fund, L.P.
On July 14, 2026, subsequent to the balance sheet date, the Company entered into an Agreement of Limited Partnership as a 40% limited partner in NW Webcomic Adaptation Fund, L.P. (the “Fund”), an investment fund formed to invest in the adaptation of NAVER Corporation’s webcomic intellectual property into audiovisual and other media formats. The Fund has total committed capital of $100.0 million, of which the Company has committed $40.0 million. N Investment Co., Ltd. (“N Investment”), a wholly-owned subsidiary of NAVER Corporation and a related party, has committed the remaining $60.0 million as the 60% limited partner.
NW Webcomic Adaptation Management, LLC, a wholly-owned subsidiary of the Company, serves as the general partner of the Fund. Under the Agreement of Limited Partnership, N Investment’s approval is required for all Fund investment decisions. Because N Investment holds substantive participating rights over all significant activities, the general partner does not have a controlling financial interest and does not consolidate the Fund. The Company accounts for its 40% limited partner interest as an equity method investment under ASC Topic 323. As of the date of this filing, the Company has funded $10 million of its $40.0 million commitment.
Acquisition of an Interest in RI Games Holdings Inc.
On August 6, 2026, subsequent to the balance sheet date, the Company entered into a Share Purchase Agreement (the "RI Games Purchase Agreement") with Redice & Company, Inc. (the "Seller"), a joint-stock company established under the laws of the Republic of Korea, pursuant to which the Company agreed to acquire up to 9,000 shares of common stock of RI Games Holdings Inc. ("RI Games Holdings"), a joint-stock company established under the laws of the Republic of Korea. RI Games Holdings is a game developer focused on developing games based on webcomic intellectual property. The purchase price is KRW 16,666,667 per share, and the aggregate consideration payable by the Company is KRW 150,000,003,000 (approximately $100 million, based on the 60-day average of Hana Bank’s end-of-day rate through August 6, 2026).

The acquisition will be consummated in two closings, each subject to the satisfaction or waiver of respective closing conditions. At the first closing, the Company will acquire 2,999 shares for aggregate consideration of KRW

49,983,334,333 (approximately $33.2 million), representing approximately 20% of the outstanding common stock of RI Games Holdings. Following the first closing, and subject to the satisfaction or waiver of additional conditions, including the achievement of a specified commercial launch milestone with respect to a game under development by a subsidiary of RI Games Holdings, the Company will acquire the remaining 6,001 shares for aggregate consideration of KRW 100,016,668,667 (approximately $66.5 million). Upon completion of both closings, the Company will hold approximately 60% of the outstanding common stock of RI Games Holdings, and the Company expects to consolidate the financial results of RI Games Holdings and its subsidiaries following the second closing.
In connection with the RI Games Purchase Agreement, the Company entered into a Shareholders Agreement with the Seller, RI Games Holdings and Tail Han, a founder of RI Games Holdings (the “RI Games Shareholders Agreement” and, together with the RI Games Purchase Agreement, the “RI Games Holdings Agreements”), which becomes effective upon the first closing. If the second closing has not occurred by a specified outside date for reasons not attributable to the Seller, the RI Games Shareholders Agreement will terminate automatically and substantially all of the obligations described below will lapse, except for rights and liabilities that have accrued prior to the termination and certain provisions that survive in accordance with their terms.
Under the RI Games Shareholders Agreement, from and after the second closing until June 30, 2030, the Seller may require RI Games Holdings to conduct up to four capital increases pursuant to which the Company would be obligated to subscribe for newly issued shares of RI Games Holdings for an aggregate subscription amount of up to KRW 50 billion (approximately $33.2 million) through third-party allotments. The parties may agree to permit a portion of that amount to be drawn and funded between the first closing and the second closing. In addition, if aggregate revenue of RI Games Holdings and its subsidiaries for fiscal years 2027 through 2030 equals or exceeds a specified target, the Seller may require RI Games Holdings to conduct a further capital increase in which the Company would be obligated to subscribe for newly issued shares for an amount determined in accordance with the RI Games Shareholders Agreement, subject to a specified maximum.
The RI Games Shareholders Agreement further provides that if aggregate revenue of RI Games Holdings and its subsidiaries derived from their business equals or exceeds KRW 250 billion during the period commencing on the earlier of January 1, 2027 and the date a game under development by a subsidiary of RI Games Holdings becomes available to the general public, and ending June 30, 2030 (the “Measurement Period”), the Seller may require the Company to purchase all, but not less than all, of the Seller's remaining 6,000 shares of RI Games Holdings common stock for aggregate consideration of not less than KRW 100,000,002,000 (approximately $66.5 million), payable in a combination of cash and shares of the Company's common stock, of which not less than KRW 50 billion (approximately $33.2 million) is payable in cash, subject to the terms and limitations of the RI Games Shareholders Agreement. The aggregate number of shares of the Company's common stock issuable under the RI Games Shareholders Agreement may not exceed 19.9% of the shares of the Company's common stock issued and outstanding immediately prior to the date of the RI Games Shareholders Agreement unless a greater issuance is approved by the Company's stockholders. If that revenue threshold is not achieved by the end of the applicable Measurement Period, the Company may, during a specified put exercise period, require the Seller to purchase the 6,001 shares acquired by the Company at the second closing, at a price based on the second closing purchase price and subject to adjustments.

As of the date of this filing, neither the first nor the second closing has occurred. The Company is evaluating the accounting for the RI Games Holdings Agreements, including the classification and measurement of its interest in RI Games Holdings following the first closing, the accounting for the acquisition of a controlling financial interest upon the second closing, and the classification and measurement of the contingent purchase and sale rights and the capital subscription obligations described above. Accordingly, other than the consideration payable under the RI Games Purchase Agreement and the capital commitments described above, an estimate of the financial effect of the transaction on the Company's results of operations cannot be made at this time.

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
We strive to detect and minimize unauthorized access to our platform, fake user accounts and fraudulent accounts created by bots that inflate user activity and starting from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, filed with the SEC on May 11, 2026, we have excluded such users from our MAU calculation to ensure the accuracy and consistency of our MAU reporting. In the previous comparable period, amounts related to such activity were immaterial to our reported results.
We track MAU as an indicator of the scale of our active user base, user engagement and adoption. We also break out MAU by geographic region to help us understand the global engagement.
As of the quarter ended June 30, 2026, our global MAU was approximately 156.9 million. The global MAU increased by approximately 0.5% compared to June 30, 2025.
•In Korea, our MAU was approximately 24.3 million as of the quarter ended June 30, 2026, compared to MAU of 23.0 million as of the same quarter of 2025.
•In Japan, our MAU was 21.8 million as of the quarter ended June 30, 2026, compared to MAU of 22.6 million as of the same quarter of 2025.
•In Rest of World, our MAU was 110.7 million as of the quarter ended June 30, 2026, which increased from 110.5 million as of the comparable prior year period. This increase was primarily attributable to content, product and marketing initiatives, including brand marketing campaigns related to major IP, which contributed to user acquisition.

Trends in Monthly Paying Users (MPU)
We define MPU as users who have paid to access Paid Content in the applicable calendar month, averaged over each month in the given period. We define paying ratio as the ratio of MPU divided by MAU for the respective periods.
We view MPU and paying ratio to be indicators of the strength of our monetization.
While MAU increased 0.5% year-over-year, MPU grew by approximately 1.8%. This shift reflects the success of our content recommendation initiatives, which are driving higher conversion through better relevance.
As of the quarter ended June 30, 2026, our global MPU was 7.5 million with a paying ratio of 4.8%, which is an increase of 0.1% compared to the paying ratio for the quarter ended June 30, 2025 of 4.7%. By geographic regions, Korea, Japan, and Rest of World contributed 50.4%, 27.4% and 22.2% of global MPU, respectively. Paying ratio varies due to the user’s ability and propensity to pay across different regions and different product offerings.
•In Korea, our MPU have increased to around 3.8 million with a paying ratio of 15.5%, compared to MPU of 3.4 million and a paying ratio of 14.9% as of the quarter ended June 30, 2025.
•In Japan, our MPU have reached 2.1 million with a paying ratio of 9.4%, compared to MPU of 2.3 million and a paying ratio of 10.0% as of the quarter ended June 30, 2025.
•In Rest of World, our MPU is 1.7 million with a paying ratio of 1.5%, which has remained similar to the prior year's comparable quarter.
Trends in Paid Content Average Revenue per Paying User (ARPPU)
We define ARPPU as average Paid Content revenue in a given month divided by the number of MPU for such month, averaged over each month in the given period.
We view ARPPU to be an indicator of both the strength of engagement and Paid Content monetization on our platform. Units are in U.S. dollars.
Engagement is a key aspect to drive our monetization. For the quarter ended June 30, 2026, our ARPPU decreased to $11.7, or a 5.7% decline, compared to the same quarter of 2025. The reduction in ARPPU stemmed primarily from a substantial redistribution of the paying user base to areas generating less average revenue per paying user, a factor that overshadowed the organic increases in monetization within each distinct market. We continue to focus on driving users to the app, as well as converting them to paying users, by advancing our personalization tools.
•In Korea, our ARPPU for the quarter ended June 30, 2026, has increased to $8.3, or a 5.0% increase compared to the same quarter of 2025.
•In Japan, our ARPPU for the quarter ended June 30, 2026, has decreased to $22.1, or a 6.7% decrease compared to the same quarter of 2025.
•In Rest of World, our ARPPU for the quarter ended June 30, 2026, has increased to $6.9, or a 4.4% increase compared to the same quarter of 2025, primarily driven by reader habituation in paying to view content.
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
Results of Operations
Condensed Consolidated Statements of Operations and Comprehensive Loss
The following table sets forth our condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025, respectively. We have derived this data from our unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. The information for each of the periods presented has been prepared on the same basis as our audited Consolidated Financial Statements and, in the opinion of management, reflects all adjustments of a normal, recurring nature that are necessary for the fair statement of the results of operations for the period.

This data should be read in conjunction with our audited consolidated financial statements in the Annual Report, and unaudited Condensed Consolidated Financial Statements included in this Report. Historical results are not necessarily indicative of the results that may be expected in the future.

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands of USD)	2026	2025	% Change	2026	2025	% Change
Revenue	$338,465	$348,271	(2.8%)	$659,337	$673,978	(2.2%)
Cost of revenue	(250,329)	(260,992)	(4.1%)	(488,153)	(515,088)	(5.2%)
Marketing	(38,336)	(31,070)	23.4%	(68,856)	(62,613)	10.0%
General and administrative expenses	(65,368)	(64,972)	0.6%	(125,927)	(131,674)	(4.4%)
Operating income (loss)	(15,568)	(8,763)	77.7%	(23,599)	(35,397)	(33.3%)
Interest income	4,485	4,910	(8.7%)	8,859	10,023	(11.6%)
Interest expense	(17)	(2)	750.0%	(34)	(4)	750.0%
Gain (loss) on equity method investments, net	988	507	94.9%	542	(62)	(974.2%)
Other income (loss), net	2,472	(1,367)	(280.8%)	467	1,303	(64.2%)
Income (loss) before income tax	(7,640)	(4,715)	62.0%	(13,765)	(24,137)	(43.0%)
Income tax benefit (expense)	(6,937)	832	(933.8%)	(9,609)	(1,715)	460.3%
Net income (loss)	(14,577)	(3,883)	275.4%	(23,374)	(25,852)	(9.6%)
Net income (loss) attributable to non-controlling interests and redeemable non-controlling interests	671	443	51.5%	1,329	863	54.0%
Net income (loss) attributable to WEBTOON Entertainment Inc.	$(15,248)	$(4,326)	252.5%	$(24,703)	$(26,715)	(7.5%)

Comparison of the Three Months Ended June 30, 2026 and June 30, 2025
Revenue

	Three Months Ended June 30,
(in thousands of USD)	2026	2025	% Change
Revenue	$338,465	$348,271	(2.8%)
Paid Content	263,941	274,913	(4.0%)
Advertising	47,124	45,220	4.2%
IP Adaptations	27,400	28,138	(2.6%)
Revenue decreased by $9.8 million, or 2.8% for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. This decrease was primarily attributable to unfavorable foreign currency exchange rates.
On a constant currency basis, our revenue increased by $18.1 million, or 5.2%, primarily due to increases in Paid Content revenue and Advertising revenue. We estimate that foreign exchange fluctuations had a total negative impact of approximately $27.9 million on our reported revenue for the quarter. Refer to the Non-GAAP Financial Measures section of this report for a quantitative reconciliation and a description of how we calculate these measures.

Cost of Revenue

	Three Months Ended June 30,
(in thousands of USD)	2026	2025	% Change
Cost of revenue	$(250,329)	$(260,992)	(4.1%)
Our cost of revenue decreased by $10.7 million, or 4.1%, for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The decrease was primarily attributable to a shift in the revenue mix to higher margin revenue streams, a reduction in third party transaction fees, and a decrease in total sales commissions and content fees paid to creators.

Marketing

	Three Months Ended June 30,
(in thousands of USD)	2026	2025	% Change
Marketing	$(38,336)	$(31,070)	23.4%
Marketing expense increased by $7.3 million, or 23.4%, for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, primarily due to increased marketing spend to acquire users and drive traffic across our offerings.

General and Administrative Expenses

	Three Months Ended June 30,
(in thousands of USD)	2026	2025	% Change
General and administrative expenses	$(65,368)	$(64,972)	0.6%
General and administrative expenses increased by $0.4 million, or 0.6%, for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The increase was primarily driven by a $2.9 million increase in stock-based compensation expense due to timing of grants, which was partially offset by decreases in other general and administrative costs.

Interest Income

	Three Months Ended June 30,
(in thousands of USD)	2026	2025	% Change
Interest income	$4,485	$4,910	(8.7%)
Interest income decreased by $0.4 million, or 8.7%, for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The decrease was attributable to lower interest rates as compared to the second quarter of 2025.

Gain (Loss) on Equity Method Investment, Net

	Three Months Ended June 30,
(in thousands of USD)	2026	2025	% Change
Gain (loss) on equity method investments, net	$988	$507	94.9%
Gain (loss) on equity method investment, net, increased by $0.5 million, or 94.9%, for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. See Note 16. Equity Method Investments in the accompanying notes to our unaudited Condensed Consolidated Financial Statements included in this Report for more information on the Company's equity method investments.

Other Income (Loss), Net

	Three Months Ended June 30,
(in thousands of USD)	2026	2025	% Change
Other income (loss), net	$2,472	$(1,367)	(280.8%)
Other income (loss), net, increased by $3.8 million, or (280.8%), for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The change was primarily attributable to a $0.4 million increase in net foreign currency income, and a $3.4 million increase in net unrealized gain on financial assets measured at fair value during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025.

Income Tax Expense

	Three Months Ended June 30,
(in thousands of USD)	2026	2025	% Change
Income tax benefit (expense)	$(6,937)	$832	(933.8%)
Income tax benefit decreased by $7.8 million, or 933.8%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. See Note 11. Income Taxes in the accompanying notes to our unaudited Condensed Consolidated Financial Statements included in this Report for more information on our taxes.
Comparison of the Six Months Ended June 30, 2026 and June 30, 2025
Revenue

	Six Months Ended June 30,
(in thousands of USD)	2026	2025	% Change
Revenue	$659,337	$673,978	(2.2%)
Paid Content	525,379	535,139	(1.8%)
Advertising	86,806	85,118	2.0%
IP Adaptations	47,152	53,721	(12.2%)
Revenue decreased by $15 million, or 2.2% for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. This decrease was primarily attributable to unfavorable foreign currency exchange rates.
On a constant currency basis, our revenue increased 18.8 million, or 2.8%, primarily due to increases in Paid Content revenue and Advertising revenue. We estimate that foreign exchange fluctuations had a total negative impact of approximately $33.4 million on our reported revenue for the quarter. Refer to the Non-GAAP Financial Measures section of this report for a quantitative reconciliation and a description of how we calculate these measures.

Cost of Revenue

	Six Months Ended June 30,
(in thousands of USD)	2026	2025	% Change
Cost of revenue	$(488,153)	$(515,088)	(5.2%)
Our cost of revenue decreased by $26.9 million, or 5.2%, for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The decrease was primarily attributable to a shift in the revenue mix to higher margin revenue streams, a reduction in third party transaction fees, a decrease in stock-based compensation expense due to timing of grants, and a decrease in total sales commissions and content fees paid to creators.

Marketing

	Six Months Ended June 30,
(in thousands of USD)	2026	2025	% Change
Marketing	$(68,856)	$(62,613)	10.0%
Marketing expense increased by $6.2 million, or 10.0%, for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, primarily due to increased marketing spend to acquire users and drive traffic across our offerings.

General and Administrative Expenses

	Six Months Ended June 30,
(in thousands of USD)	2026	2025	% Change
General and administrative expenses	$(125,927)	$(131,674)	(4.4%)
General and administrative expenses decreased by $5.7 million, or 4.4%, for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The decrease was primarily driven by a $3.9 million decrease in stock-based compensation expense due to timing of grants and a decrease in non-labor expenses.

Interest Income

	Six Months Ended June 30,
(in thousands of USD)	2026	2025	% Change
Interest income	$8,859	$10,023	(11.6%)
Interest income decreased by $1.2 million, or 11.6%, for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The decrease was attributable to lower interest rates as compared to the six months ended June 30, 2025.

Gain (Loss) on Equity Method Investment, Net

	Six Months Ended June 30,
(in thousands of USD)	2026	2025	% Change
Gain (loss) on equity method investments, net	$542	$(62)	(974.2%)
Gain (loss) on equity method investment, net, increased by $0.6 million, or (974.2%), for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. See Note 16. Equity Method Investments in the accompanying notes to our unaudited Condensed Consolidated Financial Statements included in this Report for more information on the Company's equity method investments.

Other Income (Loss), Net

	Six Months Ended June 30,
(in thousands of USD)	2026	2025	% Change
Other income (loss), net	$467	$1,303	(64.2%)
Other income (loss), net, decreased by $0.8 million, or 64.2%, for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The change was primarily attributable to a $1.7 million increase in net unrealized gain on financial assets measured at fair value, which was offset by a $1.7 million increase in net foreign currency losses and a $0.6 million increase in net periodic benefit costs during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.
Income Tax Expense

	Six Months Ended June 30,
(in thousands of USD)	2026	2025	% Change
Income tax benefit (expense)	$(9,609)	$(1,715)	460.3%
Income tax expense increased by $(7.9) million, or 460.3%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. See Note 11. Income Taxes in the accompanying notes to our unaudited Condensed Consolidated Financial Statements included in this Report for more information on our taxes.

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
EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin
We define EBITDA as net income(loss) before interest income, interest expense, income tax benefit (expense) and depreciation and amortization. We define Adjusted EBITDA as EBITDA with further adjustments to eliminate the effects of (Gain) loss on equity method investments, effect of applying the valuation method of fair value through profit or loss (“FVPL”), impairment of goodwill, non-cash stock-based compensation and certain other non-recurring costs. We believe that EBITDA and Adjusted EBITDA provide useful information to investors regarding our performance, as it removes the impact of certain items that are not representative of our ongoing business, such as certain non-cash charges and variable charges. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by revenue. EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin are non-GAAP financial measures and are not intended to be substitutes for any GAAP financial measures. They should be considered in addition to, not as substitutes for, or in isolation from, measures prepared in accordance with GAAP, such as consolidated net income (loss) or consolidated net income (loss) margin.
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

The following table presents a reconciliation of net loss to EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin for each of the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands of USD, except percentages)	2026	2025	2026	2025
Net income (loss)	$(14,577)	$(3,883)	$(23,374)	$(25,852)
Interest income	(4,485)	(4,910)	(8,859)	(10,023)
Interest expense	17	2	34	4
Income tax (benefit) expense	6,937	(832)	9,609	1,715
Depreciation and amortization	7,343	8,407	15,341	16,844
EBITDA	$(4,765)	$(1,216)	$(7,249)	$(17,312)
Stock-based compensation expense(1)	12,105	8,463	19,730	25,498
Restructuring, advisory, and legal fees(2)	1,114	1,476	2,381	3,118
(Gain) loss on fair value instruments, net(3)	(1,989)	1,446	638	2,376
(Gain) loss on equity method investments, net(4)	(988)	(507)	(542)	62
Adjusted EBITDA(5)	$5,477	$9,662	$14,958	$13,742
Net income (loss) margin	(4.3)%	(1.1)%	(3.5)%	(3.8)%
Adjusted EBITDA Margin	1.6%	2.8%	2.3%	2.0%
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
(2)Represents specific costs that are discrete to the periods presented and are not indicative of our core ongoing operations. For the three months ended June 30, 2026, these amounts were comprised of (i) non-routine legal and professional fees associated with the defense of the 2024 IPO-related shareholder litigation, which are outside the ordinary course of business; (ii) professional fees and severance costs directly related to the strategic restructuring initiative of our Wattpad business; and (iii) a penalty, and related professional fees, arising from a resolved regulatory matter concerning foreign exchange transaction reporting. For the six months ended June 30, 2026, these amounts were comprised of (i) non-routine legal and professional fees associated with the defense of the 2024 IPO-related shareholder litigation, which are outside the ordinary course of business, (ii) one-time advisory fees related to the Purchase Agreement that do not qualify as equity issuance costs; (iii) professional fees and severance costs directly related to the strategic restructuring initiative of our Wattpad business; and (iv) a penalty, and related professional fees, arising from a resolved regulatory matter concerning foreign exchange transaction reporting. For the three and six months ended June 30, 2025, these amounts included (i) non-routine legal and professional fees associated with the defense of the 2024 IPO-related shareholder litigation, which are outside the ordinary course of business; and (ii) professional service fees associated with the initial implementation of Sarbanes-Oxley (“SOX”) compliance and IPO readiness.
(3)Represents unrealized net (gain) loss of financial assets measured at FVPL, which include the Company's equity investments.
(4)Represents our proportionate share of recognized gains or losses associated with our investments accounted for using the equity method. See Note 16. Equity Method Investments in the accompanying notes to our unaudited Condensed Consolidated Financial Statements included in this Report.
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

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands of USD, except percentages)	2026	2025	Change	2026	2025	Change
Total Revenue	$338,465	$348,271	(2.8%)	$659,337	$673,978	(2.2%)
Effects of foreign currency rate fluctuations	27,929	-	N/A	33,420	-	N/A
Revenue on a Constant Currency Basis	$366,394	$348,271	5.2%	$692,757	$673,978	2.8%
Paid Content Revenue	263,941	274,914	(4.0%)	525,379	535,139	(1.8%)
Effects of foreign currency rate fluctuations	22,741	-	N/A	27,537	-	N/A
Paid Content Revenue on a Constant Currency Basis	$286,682	$274,914	4.3%	$552,916	$535,139	3.3%
Advertising Revenue	47,124	45,220	4.2%	86,806	85,118	2.0%
Effects of foreign currency rate fluctuations	3,282	-	N/A	3,823	-	N/A
Advertising Revenue on a Constant Currency Basis	$50,406	$45,220	11.5%	$90,629	$85,118	6.5%
IP Adaptations Revenue	27,400	28,138	(2.6%)	47,152	53,721	(12.2%)
Effects of foreign currency rate fluctuations	1,906	-	N/A	2,059	-	N/A
IP Adaptations Revenue on a Constant Currency Basis	$29,306	$28,138	4.2%	$49,211	$53,721	(8.4%)
Paid Content Average Revenue Per Paying User ("ARPPU")
Korea Paid Content Revenue	$93,521	$80,645	16.0%	$180,409	$157,671	14.4%
Korea ARPPU	8.3	7.9	5.0%	8.0	7.7	4.6%
Effects of foreign currency rate fluctuations	0.7	-	N/A	0.4	-	N/A
Korea ARPPU on a Constant Currency Basis	$9.0	$7.9	14.8%	$8.4	$7.7	10.1%
Japan Paid Content Revenue	$135,963	$161,076	(15.6%)	$275,145	$311,477	(11.7%)
Japan ARPPU	22.1	23.7	(6.7%)	22.3	23.0	(3.0%)
Effects of foreign currency rate fluctuations	2.3	-	N/A	1.5	-	N/A
Japan ARPPU on a Constant Currency Basis	$24.4	$23.7	2.9%	$23.8	$23.0	3.3%
Rest of World Paid Content Revenue	$34,457	$33,193	3.8%	$69,825	$65,991	5.8%
Rest of World ARPPU	6.9	6.6	4.4%	6.8	6.5	4.4%
Rest of World ARPPU on a Constant Currency Basis	$6.9	$6.6	4.4%	$6.8	$6.5	4.4%

Liquidity and Capital Resources
Cash and cash equivalents, along with the proceeds generated from the issuance of equity securities, constitute our main liquidity sources. At June 30, 2026, our principal liquidity was derived from the residual net proceeds of our 2024 Initial Public Offering (IPO), a subsequent private placement, and a strategic equity investment secured in the first quarter of 2026.
On January 8, 2026, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a wholly-owned indirect subsidiary of The Walt Disney Company (“Disney”), pursuant to which Disney purchased 2,666,757 shares of our common stock, par value $0.0001 per share (the “Shares”), representing an approximately 2% equity interest in the Company, for an aggregate purchase price of $32.8 million. The Shares were issued in a private placement in reliance on the exemption provided by Section 4(a)(2) of the Securities Act, as a transaction not involving a public offering. We received net proceeds of approximately $32.5 million, after deducting underwriting discounts and commissions and offering expenses payable by us.
In July 2026, we committed $40.0 million as a 40% limited partner in NW Webcomic Adaptation Fund, L.P. (the “Fund”), a content investment fund co-sponsored with N Investment Co., Ltd., a wholly-owned subsidiary of NAVER Corporation. The Fund is not consolidated in our financial statements; we account for our interest as an equity method investment. As of the date of this filing, we have funded $10 million of this commitment, with the remaining $30 million payable in three equal annual installments of $10 million on each of the first three anniversaries of the initial closing. Under the partnership agreement, our obligation to fund capital for the repayment of Fund indebtedness is unconditional, and our maximum exposure under this commitment is $30.0 million, net of amounts funded. We intend to fund capital contributions from existing cash and cash equivalents and do not expect this commitment to materially affect our near-term liquidity.
In addition, on August 6, 2026, subsequent to the balance sheet date, we entered into the RI Games Holdings Agreements with the Seller and other parties thereto, as applicable, pursuant to which we agreed to acquire up to 9,000 shares of common stock of RI Games Holdings, a South Korea-based game developer, for aggregate consideration of KRW 150,000,003,000 (approximately $100 million). We entered into the RI Games Holdings Agreements to acquire a controlling interest in RI Games Holdings and to provide additional equity funding to RI Games Holdings following that acquisition. See Note 19. Subsequent Events for more information on the transactions described above.

In the short term, under the RI Games Purchase Agreement, we expect to pay KRW 49,983,334,333 (approximately $33.2 million) in cash at the first closing. The second closing purchase price of KRW 100,016,668,667 (approximately $66.5 million), also payable in cash, may become due within the next twelve months, depending on when the applicable conditions are satisfied, including a specified commercial launch milestone.

Under the RI Games Shareholders Agreement, from and after the second closing until June 30, 2030, we may be required to subscribe for newly issued shares of RI Games Holdings for up to KRW 50 billion (approximately $33.2 million) in cash. If specified revenue thresholds are achieved, we may also be required to purchase the Seller’s remaining 6,000 shares for no less than KRW 100,000,002,000 (approximately $66.5 million), of which no less than KRW 50 billion (approximately $33.2 million) is payable in cash and the balance in shares of our common stock, and to fund a further capital increase in cash up to a specified maximum. These requirements arise from and after the second closing; if the second closing does not occur by a specified outside date for reasons not attributable to the Seller, the RI Games Shareholders Agreement would terminate automatically, other than certain provisions that survive in accordance with those terms, and substantially all of these requirements would lapse, except for such obligations that have accrued prior to the termination.

Substantially all of these amounts are contingent on events that may not occur, and the amount of the additional capital increase is not determinable at this time. We expect to fund them from cash and cash equivalents on hand and cash generated from operations. We do not expect these commitments to materially affect our liquidity. The obligations are denominated in Korean won and have been translated at the 60-day average of Hana Bank’s end-of-day rate through August 6, 2026. U.S. dollar amounts will vary with exchange rates.

Historically, we have relied primarily upon cash generated from operations and cash provided by NAVER through capital contributions to finance our operations, repay or repurchase indebtedness, finance acquisitions and fund our capital expenditures. NAVER does not have any contractual obligation to provide additional capital to us and therefore there can be no assurance that NAVER will continue to provide additional capital in the form of debt or equity investment in the future to enable us to operate our business. As of June 30, 2026, we had $583.1 million of cash and cash equivalents, which were primarily invested in short-term, highly liquid investments with original maturities of three months or less from the date of purchase and are mainly comprised of bank deposits. We believe that our existing cash and cash equivalent balances will be sufficient to support our working capital requirements for at least the next 12 months based on our current operating plans. However, our future capital requirements will depend on many factors, including our growth rate, sales and marketing activities and other factors affecting our business, including those described in the section entitled “Risk Factors” in the Annual Report. Our expected primary uses of our capital on short and long-term bases are for acquisitions and strategic investments, repayment of debt, working capital, capital expenditures, geographic expansion and other general corporate purposes.
We may, in the future, enter into arrangements to acquire or invest in complementary businesses, products and technologies, including intellectual property rights, which may require us to seek additional financing. To the extent additional funds are necessary to meet our liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through the incurrence of indebtedness, the issuance of additional equity or a combination of these potential sources of funds. Such financing, however, may not be available to us on favorable terms, or at all. In particular, high inflation and interest rates have resulted, and may continue to result, in significant disruption of global financial markets, reducing our ability to access capital. If we are unable to raise additional funds on commercially reasonable terms or at all, our business, financial condition and results of operations could be adversely affected. See “Risk Factors—Risks Related to Our Business, Industry and Operations—We may require additional capital to support our business in the future, and this capital might not be available on reasonable terms, if at all,” in the Annual Report.

Consolidated Statements of Cash Flows
The following table summarizes our cash flows for the period presented:

	Six Months Ended June 30,
(in thousands of USD)	2026	2025
Net cash used in operating activities	$(18,097)	$(12,951)
Net cash provided by (used in) investing activities	(10,317)	5,711
Net cash provided by financing activities	32,989	229
Effect of exchange rate changes on cash and cash equivalents	(3,236)	16,155
Net increase (decrease) in cash and cash equivalents	$1,339	$9,144
Operating Activities
Net cash used in operating activities increased $5.1 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increase was primarily driven by a $20.1 million increase in cash used in receivables, primarily due to the timing of billings, a $10.1 million increase in cash used for other assets, a smaller increase in other liabilities, which provided $7.5 million less cash than in the prior year, and a $5.8 million decrease in non-cash stock-based compensation expense. These were partially offset by a $14.1 million favorable change in income tax receivable, a $14.0 million reduction in cash outflows for accrued expenses, an $8.3 million increase in cash provided by contract liabilities, and a $3.5 million reduction in cash outflows for accounts payable.
Investing Activities
For the six months ended June 30, 2026, net cash used in investing activities was $10.3 million, compared to $5.7 million net cash provided by investing activities for the six months ended June 30, 2025. The increase in net cash used was primarily attributable to a reduction in proceeds from the maturities of short-term investments.
Financing Activities
For the six months ended June 30, 2026, net cash provided by financing was $33.0 million compared to $0.2 million during the six months ended June 30, 2025, primarily driven by proceeds of $32.7 million from the issuance of common stock related to a private placement during the first quarter of 2026.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Securities Litigation
On September 5, 2024, a purported stockholder filed a putative class action lawsuit against the Company, its directors, and the underwriters of the Company’s initial public offering completed on June 28, 2024 (the “IPO”) in the federal court for the Central District of California, purportedly on behalf of all purchasers of shares of the Company’s common stock pursuant or traceable to the IPO Prospectus and the Company’s Registration Statement on Form S-1 (File No. 333-279863) relating to our IPO (the “Registration Statement”). The complaint alleges that the Registration Statement was materially false and misleading in violation of Sections 11 and 15 of the Securities Act of 1933. On October 10, 2024, the court ordered that the defendants are not required to answer or otherwise respond to the complaint, deferring any response until after the court rules on any motion by a purported class member to serve as lead plaintiff. On December 12, 2024, the court appointed a lead plaintiff and lead counsel. On February 3, 2025, the lead plaintiff filed an amended complaint, and on March 4, 2025, the Company, its directors, and the underwriters of the IPO moved to dismiss the amended complaint. On March 11, 2025, the lead plaintiff filed an opposition to this motion to dismiss, and on March 18, 2025, the Company, its directors, and the underwriters filed a reply in support of the motion to dismiss. On November 14, 2025, the court issued an order granting in part and denying in part the motion to dismiss. On December 2, 2025, the court issued an amended order granting in part and denying in part the motion to dismiss. On January 9, 2026, the WEBTOON defendants and underwriter defendants filed answers to the operative complaint. On July 8, 2026, the parties notified the court that they had reached an agreement-in-principle that resolves all of the putative class’s claims, and requested a stay of all case deadlines. On August 7, 2026, the parties filed a stipulation of settlement with the Court. A hearing on plaintiff’s motion for preliminary approval of the settlement is set for September 8, 2026. Until such time the Court preliminarily approves the settlement, it is not yet binding or effective. The settlement terms are subject to the Court’s review and determination of whether they are fair, reasonable, and adequate. Furthermore the settlement is subject to termination based on requests for exclusion from the settlement class. As such, as of the date of this filing, the Company has determined that it is not possible to reasonably estimate a loss contingency. The Company has insurance policies in place with respect to any future settlement payment. The Company does not expect any future settlement to have a material impact to the financial statements.

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
Item 1A. Risk Factors.
Except for the additional risk factor set forth below, there have been no material changes to the risk factors previously disclosed in the “Risk Factors” in Part I. Item 1A of our Annual Report.
If we are not able to realize a return on the investments we have made toward entering new markets and new lines of business, our business and operating results could be adversely affected.
We continue to seek opportunities to enter into new markets and new lines of business, some of which we may have very limited or no experience in. For example, we recently entered into agreements providing for the acquisition of a controlling interest in RI Games Holdings, a South Korea-based game developer focused on developing games, including games based on webcomic intellectual property. This acquisition will expand our business to include the development and operation of video games, a business in which we have little or no prior operating experience. As an entrant to new markets and new lines of business, we may not accurately estimate the infrastructure needs, human resource requirements, or operating expenses with regard to these new markets and new lines of business. We may also fail to accurately anticipate the adoption, monetization, or profitability of such new offerings. As a result, we may face additional operational, technological, and regulatory challenges as we integrate and grow these businesses. If we fail to generate adequate returns from these new markets and lines of business within our anticipated timeframe, or at all, it could have an adverse effect on our business, financial condition, and operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information.
The Company previously disclosed the resignation of Chankyu Park as Chief Technology Officer of the Company in its Current Report on Form 8-K filed with the SEC on April 13, 2026. Mr. Park remained employed by the Company through May 31, 2026 to facilitate the transition of his duties. Following his separation from employment, Mr. Park transitioned to an advisory role pursuant to a Management Advisory Agreement, dated as of May 4, 2026, by and between the Company and Mr. Park (the “Advisory Agreement”). Pursuant to the Advisory Agreement, effective June 1, 2026, Mr. Park will provide advisory services to the Company for a twelve-month period and will receive aggregate fees of KRW 320,000,000 (approximately $207,590, based on the exchange rate in effect on June 30, 2026), payable in equal monthly installments. In addition, Mr. Park’s outstanding equity awards will continue to vest in accordance with their existing vesting schedules during the term of the Advisory Agreement. In connection with his separation Mr. Park also received a separation recognition bonus in the amount of KRW 320,000,000 (approximately $207,590).
The foregoing description of the Advisory Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Advisory Agreement, a copy of which is filed as Exhibit 10.1 to this Report and incorporated herein by reference.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 1, 2024)
3.2	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 1, 2024)
10.1*†	Management Advisory Agreement between the Company and Chankyu Park dated May 4, 2026
10.2*#	Share Purchase Agreement between Redice & Company, Inc. and the Company dated August 6, 2026
10.3*#	Shareholders Agreement between Redice & Company, Inc., the Company, Tail Han and RI Games Holdings Inc. dated August 6, 2026
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
________________________________________________________________
*Filed herewith
**Furnished herewith
†Management compensatory plan or contract
# Schedules (or similar attachments) to this exhibit have been omitted in accordance with Items 601(a)(5) and/or 601(b)(2) of Regulation S-K. In addition, portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Registrant agrees to furnish supplementally an unredacted copy of this exhibit and a copy of all omitted schedules to the Securities and Exchange Commission on a confidential basis upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEBTOON Entertainment Inc.
Date: August 10, 2026	By:	/s/ David J. Lee
David J. Lee
Chief Financial Officer
(Principal Financial Officer)