Form 10-Q
period 2026-09-30
WEBTOON Entertainment Inc.
filed 2026-11-09
CIK 1997859

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________________________________
FORM 10-Q
_________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 30, 2026, the registrant had 135,783,781 shares of common stock, par value $0.0001 per share, outstanding.

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
•“App MAU” means users who visited one of our mobile applications at least once in the applicable calendar month, averaged over each month in the given period.
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
•“Web-comic app MAU” means users who visited one of our web-comic mobile applications, rather than our web-novel mobile applications, at least once in the applicable calendar month, averaged over each month in the given period.
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
•our ability to realize returns on investments made toward entering new markets and lines of business;
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

PART I-FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements.
WEBTOON Entertainment Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands of USD, except share and per share data)

	As of
	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$548,438	$581,806
Receivables[1], net of allowance for credit losses of $2,654 and $3,378 at September 30, 2026, and December 31, 2025, respectively	212,613	176,779
Prepaid expenses and other current assets, net[2]	94,053	72,647
Total current assets	855,104	831,232
Property and equipment, net	17,351	8,339
Operating lease right-of-use assets	21,633	23,705
Debt and equity securities	73,899	69,669
Intangible assets, net	146,186	157,804
Goodwill, net	341,188	336,825
Equity method investments	128,749	80,440
Deferred tax assets	25,737	22,302
Other non-current assets, net[3]	59,518	65,194
Total assets	$1,669,365	$1,595,510
Liabilities and equity
Current liabilities:
Accounts payable[4]	$141,516	$136,962
Accrued expenses[5]	63,198	66,690
Current portion of operating lease liabilities[6]	9,459	9,617
Contract liabilities	101,445	89,994
Taxes payable	3,457	4,136
Provisions and defined pension benefits	16,740	8,766
Other current liabilities	3,111	2,457
Total current liabilities	338,926	318,622
Non-current liabilities:
Long-term portion of operating lease liabilities[7]	15,739	14,055
Defined severance benefits	24,605	25,069
Deferred tax liabilities	10,153	5,755
Other non-current liabilities	3,779	3,737
Total liabilities	$393,202	$367,238
Commitments and Contingencies (Note 8)
Redeemable non-controlling interest in subsidiary	$26,135	$24,540
Stockholders' equity:
Common stock, $0.0001 par value (2,000,000,000 authorized, 135,730,939 shares and 130,776,161 shares issued and outstanding as of September 30, 2026, and December 31, 2025, respectively)	$14	$13
Additional paid-in capital	2,194,647	2,137,926
Accumulated other comprehensive loss	(93,701)	(114,363)
Accumulated deficit	(886,197)	(853,124)

Total stockholders' equity attributable to WEBTOON Entertainment Inc.	1,214,763	1,170,452
Non-controlling interests in consolidated subsidiaries	35,265	33,280
Total equity	1,250,028	1,203,732
Total liabilities, redeemable non-controlling interest, and equity	$1,669,365	$1,595,510
1.Includes amounts due from related parties of $66,775 and $55,156 as of September 30, 2026, and December 31, 2025, respectively. (See Note 15. Related Party Transactions)
2.Includes amounts due from related parties of $9,626 and $4,730 as of September 30, 2026, and December 31, 2025, respectively. (See Note 15. Related Party Transactions)
3.Includes amounts due from related parties of $32,295 and $33,913 as of September 30, 2026, and December 31, 2025, respectively. (See Note 15. Related Party Transactions)
4.Includes amounts due to related parties of $21,224 and $18,765 as of September 30, 2026, and December 31, 2025, respectively. (See Note 15. Related Party Transactions)
5.Includes amounts due to related parties of $6,699 and $6,849 as of September 30, 2026, and December 31, 2025, respectively. (See Note 15. Related Party Transactions)
6.Includes amounts due to related parties of $5,223 and $5,221 as of September 30, 2026, and December 31, 2025, respectively. (See Note 15. Related Party Transactions)
7.Includes amounts due to related parties of $2,057 and $5,371 as of September 30, 2026, and December 31, 2025, respectively. (See Note 15. Related Party Transactions)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

WEBTOON Entertainment Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands of USD, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenue[1]	$362,775	$378,041	$1,022,112	$1,052,019
Cost of revenue[2]	(270,206)	(295,267)	(758,359)	(810,355)
Marketing[3]	(39,111)	(35,166)	(107,967)	(97,779)
General and administrative expenses[4]	(62,685)	(62,486)	(188,612)	(194,160)
Operating income (loss)	(9,227)	(14,878)	(32,826)	(50,275)
Interest income	4,170	4,638	13,029	14,661
Interest expense	(19)	(2)	(53)	(6)
Gain (loss) on equity method investments, net	59	1,709	601	1,647
Other income (loss), net[5]	(2,983)	(1,891)	(2,516)	(588)
Income (loss) before income tax	(8,000)	(10,424)	(21,765)	(34,561)
Income tax benefit (expense)	529	(626)	(9,080)	(2,341)
Net income (loss)	$(7,471)	$(11,050)	$(30,845)	$(36,902)
Net income (loss) attributable to WEBTOON Entertainment Inc.	(8,370)	(11,647)	(33,073)	(38,362)
Net income (loss) attributable to non-controlling interests and redeemable non-controlling interests	899	597	2,228	1,460
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	55,037	(21,116)	22,119	26,576
Share of other comprehensive income (loss) of equity method investments, net of tax	(41)	274	(104)	699
Total other comprehensive income (loss), net of tax	54,996	(20,842)	22,015	27,275
Total comprehensive income (loss)	$47,525	$(31,892)	$(8,830)	$(9,627)
Total comprehensive income (loss) attributable to WEBTOON Entertainment Inc.	43,760	(31,792)	(12,411)	(11,989)
Total comprehensive income (loss) attributable to non-controlling interests and redeemable non-controlling interests	3,765	(100)	3,581	2,362

Weighted average shares outstanding
Basic	135,714,833	130,644,101	134,869,055	130,204,411
Diluted	135,714,833	130,644,101	134,869,055	130,204,411
Income (loss) per share attributable to WEBTOON Entertainment Inc.
Basic	$(0.06)	$(0.09)	$(0.25)	$(0.30)
Diluted	$(0.06)	$(0.09)	$(0.25)	$(0.30)

1.Includes amounts earned from related parties of $25,809 and $17,029 for the three months ended September 30, 2026, and September 30, 2025, respectively, and $68,603 and $53,020 for the nine months ended September 30, 2026, and September 30, 2025, respectively. (See Note 15. Related Party Transactions)
2.Includes amounts incurred from related parties of $29,306 and $28,207 for the three months ended September 30, 2026, and September 30, 2025, respectively, and $84,636 and $84,737 for the nine months ended September 30, 2026, and September 30, 2025, respectively. (See Note 15. Related Party Transactions)
3.Includes amounts incurred from related parties of $529 and $(2,089) for the three months ended September 30, 2026, and September 30, 2025, respectively, and $(587) and $(7,540) for the nine months ended September 30, 2026, and September 30, 2025, respectively. (See Note 15. Related Party Transactions)
4.Includes amounts incurred from related parties of $8,573 and $7,629 for the three months ended September 30, 2026, and September 30, 2025, respectively, and $24,421 and $21,565 for the nine months ended September 30, 2026, and September 30, 2025, respectively. (See Note 15. Related Party Transactions).
5.Includes amounts earned from related parties of $418 and $433 for the three months ended September 30, 2026, and September 30, 2025, respectively, and $1,210 and $1,268 for the nine months ended September 30, 2026, and September 30, 2025, respectively. (See Note 15. Related Party Transactions)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

WEBTOON Entertainment Inc.
Condensed Consolidated Statements of Stockholders' Equity and Group Equity
(unaudited)
(in thousands of USD, except share and per share data)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity attributable to WEBTOON Entertainment Inc.	Non- controlling interests in consolidated subsidiaries	Total equity
	Shares	Amount
Balance as of December 31, 2024	128,587,944	$13	$2,103,931	$(124,620)	$(507,197)	$1,472,127	$47,754	$1,519,881
Net Income (Loss)	—	—	—	—	(22,389)	(22,389)	233	(22,156)
Foreign currency translation adjustments, net of tax	—	—	—	6,533	—	6,533	22	6,555
Equity in income of equity method investees	—	—	—	(143)	—	(143)	—	(143)
Equity-based compensation and others	1,584,337	—	11,419	—	—	11,419	212	11,631
Balance as of March 31, 2025	130,172,281	$13	$2,115,350	$(118,230)	$(529,586)	$1,467,547	$48,221	$1,515,768
Net income (loss)	—	—	—	—	(4,326)	(4,326)	245	(4,081)
Foreign currency translation adjustments, net of tax	—	—	—	39,560	—	39,560	865	40,425
Equity in income of equity method investees	—	—	—	568	—	568	—	568
Equity-based compensation and others	420,395	—	7,376	—	—	7,376	224	7,600
Balance as of June 30, 2025	130,592,676	$13	$2,122,726	$(78,102)	$(533,912)	$1,510,725	$49,555	$1,560,280
Net income (loss)	—	—	—	—	(11,647)	(11,647)	331	(11,316)
Foreign currency translation adjustments, net of tax	—	—	—	(20,419)	—	(20,419)	(386)	(20,805)
Equity in income of equity method investees	—	—	—	274	—	274	—	274
Equity-based compensation and others	135,071	$—	8,792	—	—	8,792	79	8,871
Balance as of September 30, 2025	130,727,747	$13	$2,131,518	$(98,247)	$(545,559)	$1,487,725	$49,579	$1,537,304

Balance as of December 31, 2025	130,776,161	$13	$2,137,926	$(114,363)	$(853,124)	$1,170,452	$33,280	$1,203,732
Net Income (Loss)	—	—	—	—	(9,455)	(9,455)	365	(9,090)
Foreign currency translation adjustments, net of tax	—	—	—	(22,629)	—	(22,629)	(622)	(23,251)
Equity in income of equity method investees	—	—	—	(15)	—	(15)	—	(15)
Equity-based compensation and others	1,192,168	—	7,036	—	—	7,036	—	7,036
Issuance of common stock through private placement, net	2,666,757	—	32,483	—	—	32,483	—	32,483
Balance as of March 31, 2026	134,635,086	$13	$2,177,445	$(137,007)	$(862,579)	$1,177,872	$33,023	$1,210,895
Net Income (Loss)	—	—	—	—	(15,248)	(15,248)	373	(14,875)
Foreign currency translation adjustments, net of tax	—	—	—	(8,776)	—	(8,776)	(219)	(8,995)
Equity in income of equity method investees	—	—	—	(48)	—	(48)	—	(48)
Equity-based compensation and others	1,027,928	1	10,349	—	—	10,350	—	10,350
Balance as of June 30, 2026	135,663,014	$14	$2,187,794	$(145,831)	$(877,827)	$1,164,150	$33,177	$1,197,327
Net Income (Loss)	—	—	—	—	(8,370)	(8,370)	498	(7,872)
Foreign currency translation adjustments, net of tax	—	—	—	52,171	—	52,171	1,590	53,761
Equity in income of equity method investees	—	—	—	(41)	—	(41)	—	(41)
Equity-based compensation and others	67,925	—	6,853	—	—	6,853	—	6,853
Balance as of September 30, 2026	135,730,939	$14	$2,194,647	$(93,701)	$(886,197)	$1,214,763	$35,265	$1,250,028

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

WEBTOON Entertainment Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands of USD)

	For the Nine Months Ended
	September 30, 2026	September 30, 2025
Operating activities:
Net income (loss)	$(30,845)	$(36,902)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for credit losses	11	274
Depreciation and amortization	21,834	24,784
Operating lease expense	7,532	7,209
Loss (gain) on foreign currency, net	2,489	(2,540)
Deferred tax benefit	1,775	(8,697)
Loss (Gain) on debt and equity securities, net	(452)	4,016
Change in severance benefit, net	2,198	1,764
(Gain) loss on equity method investments, net	(601)	(1,647)
Stock-based compensation expense	27,408	35,123
Other non-cash items	624	(7)
Changes in operating assets and liabilities
Changes in receivables	(21,121)	995
Changes in other assets	(9,319)	230
Changes in accounts payable	2,655	2,764
Changes in accrued expenses	(5,077)	(15,388)
Changes in contract liabilities	6,457	(1,856)
Changes in income tax receivable	(3,260)	(6,938)
Changes in other liabilities	(3,214)	8,095
Changes in operating lease liabilities	(7,092)	(5,507)
Other operating activities	—	(316)
Payments of severance benefits, net of cash transferred	(3,894)	(1,878)
Net cash (used in) provided by operating activities	$(11,892)	$3,578
Investing activities:
Proceeds from maturities of short-term investments	10,622	32,515
Proceeds from sale of property and equipment	136	253
Purchases of property and equipment	(7,544)	(6,984)
Purchases of debt and equity securities	(651)	(6,664)
Proceeds from loan receivables	5,449	1,379
Payment made for short-term investments	(12,888)	(17,423)
Payment made for loan receivable	(68)	(909)
Purchases of intangible assets	(7,466)	(7,168)
Purchases of equity method investments	(45,326)	—
Acquisition of businesses, net of cash	—	(148)
Other investing activities	—	120
Net cash (used in) provided by investing activities	$(57,736)	$(5,029)
Financing activities:
Proceeds from issuance of common stock related to private placement, net	32,682	—
Other financing activities	(2,340)	—
Proceeds from stock option exercise	309	1,264
Proceeds from short-term borrowings	—	143

Net cash provided by financing activities	$30,651	$1,407
Effect of exchange rate changes on cash and cash equivalents	5,609	12,217
Cash and cash equivalents:
Net (decrease) increase in cash and cash equivalents	(33,368)	12,173
Cash and cash equivalents at beginning of the period	581,806	572,402
Cash and cash equivalents at end of the period	$548,438	$584,575
Supplemental disclosure:
Income taxes paid	$10,565	$18,097
Purchase of property and equipment included in accounts payable	$745	$—
Purchase of intangible assets included in accounts payable	$48	$—
Increase in right-of-use assets recognized from new lease agreements	$4,896	$13,410
Leasehold improvements funded directly by lessor (lease incentive)	$2,919	$—

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
Concentrations of Credit Risk
Cash and cash equivalents, receivables and loan receivables are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with several financial institutions that management believes are of high credit quality. The Company’s receivables include amounts concentrated with three payment gateway companies representing 49.6% and 55.3% of the total receivables balance as of September 30, 2026, and December 31, 2025, respectively. Three borrowers represent 96.9% and 88.9% of the total loan receivables balance as of September 30, 2026, and December 31, 2025, respectively.
Performance Stock Units
During the nine months ended September 30, 2026, the Company granted awards in the form of "Performance Stock Units" ("PSUs"), which provide recipients with the right to receive shares of the Company's common stock upon vesting, subject to the achievement of a market condition based on the Company's total shareholder return ("TSR") relative to a custom peer group over the performance period, and the recipient's continued service with the Company.
Compensation expense for PSU awards is recognized ratably over the requisite service period based on the grant-date fair value, regardless of whether the market condition is ultimately achieved. The grant-date fair value of PSU awards is estimated using a Monte Carlo simulation model and is not subsequently remeasured. All of the outstanding PSU awards at September 30, 2026, are classified as equity awards in accordance with ASC 718, given that these awards will be settled in shares of the Company's common stock upon vesting. See Note 9. Stock-Based Compensation for more information on the Company's PSU awards.
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
Software Development Costs
The Company accounts for internal-use software costs in accordance with ASC 350-40, Intangibles—Goodwill and Other—Internal-Use Software, as amended by ASU 2025-06. The Company capitalizes eligible costs, including external vendor fees for coding, configuration, customization, and testing, once management has authorized and committed to funding the project, it is probable the project will be completed and the software used as intended, and no significant development uncertainty exists. Mobilization and onboarding, training, data migration, post-implementation maintenance and other costs not directly attributable to developing the software are expensed as incurred.
Capitalized costs are recorded within intangible assets, net, amortized on a straight-line basis over an estimated useful life of five years beginning when the software is ready for its intended use, and reviewed for impairment under the Company’s long-lived asset policy. As of September 30, 2026, the Company had capitalized $0.3 million for the Wattpad re-platforming project. The software has not been placed in service, and no amortization has been recorded.
Recent Accounting Pronouncements
On January 1, 2026, the Company adopted ASU 2025-05 and elected the practical expedient for measuring expected credit losses on a prospective basis. The adoption did not have a material impact on the Company's unaudited Condensed Consolidated Financial Statements.
During the third quarter of 2026, the Company early adopted ASU 2025-06 on a prospective basis, effective as of January 1, 2026. The adoption had no impact on previously reported interim periods, as the Company incurred no internal-use software development costs before the third quarter of 2026. See Software Development Costs above.
Except for the adoption of ASU 2025-05 and ASU 2025-06, there have been no significant changes to the Company’s accounting policies as described in its Annual Report on Form 10-K for the year ended December 31, 2025.

Note 2. Revenue
Disaggregation of Revenue
The following table shows revenues disaggregated by revenue stream for the three and nine months ended September 30, 2026, and September 30, 2025, respectively:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(in thousands of USD)		(in thousands of USD)
Paid Content	$275,514	$286,814	$800,893	$821,953
Advertising	49,682	39,367	136,488	124,485
IP Adaptations	37,579	51,860	84,731	105,581
Total	$362,775	$378,041	$1,022,112	$1,052,019
The revenue stream disaggregation above takes into consideration how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.
Paid content revenue is generated from the provision of platform services that enable users to access content. Paid content revenue also includes $2.6 million and $2.8 million of physical book sales through the platform for the three months ended September 30, 2026, and 2025, respectively, and $7.6 million and $8.3 million of physical book sales through the platform for the nine months ended September 30, 2026, and 2025, respectively.
Advertising revenue represents amounts earned for the display of advertisements on our offerings or product placement within content.
IP Adaptations revenue originates from the internal development of film, streaming series, or other rich media format adaptations commissioned by third party studios or streaming platforms. The composition of this revenue stream was primarily as follows for the three months ended September 30, 2026, and 2025, and the nine months ended September 30, 2026, and 2025:

•Licensing fees (from sublicensing content to third parties): $4.2 million and $3.8 million, respectively, and $15.2 million and $9.9 million, respectively.
•Merchandise sales (from external platforms, IP royalties, and pop-up stores): $1.4 million and $1.8 million, respectively, and $4.7 million and $3.8 million, respectively.
The following table shows disaggregation of revenue by geography for the three months ended September 30, 2026, and 2025, and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(in thousands of USD)		(in thousands of USD)
Korea	$169,307	$152,827	$428,218	$396,314
Japan	147,293	179,624	451,987	521,763
Rest of World	46,175	45,590	141,907	133,942
Total	$362,775	$378,041	$1,022,112	$1,052,019
Contract Liabilities
Contract liabilities primarily include payments received for virtual currency prior to the Company satisfying its performance obligation to deliver content to the customer.
We recognized revenues of $97.8 million and $77.0 million during the three months ended September 30, 2026, and 2025, respectively, and $84.8 million and $80.1 million during the nine months ended September 30, 2026, and 2025, respectively, that were included within Contract liabilities on the Condensed Consolidated Balance Sheets as of the beginning of the respective period.
Our remaining performance obligations were $101.4 million and $90.0 million as of September 30, 2026, and December 31, 2025, respectively, and we expect to recognize the entire amounts within one year of the respective dates.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2026, and 2025, respectively, (in thousands of USD, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Basic earnings (loss) per share:
Net income (loss) attributable to WEBTOON Entertainment Inc.	$(8,370)	$(11,647)	$(33,073)	$(38,362)
Add: allocation to subsidiary / equity method investee participating security [1]	(42)	(40)	(187)	(165)
Net income (loss) attributable to WEBTOON Entertainment Inc. common shareholders	$(8,412)	$(11,687)	$(33,260)	$(38,527)
Shares used in computation:
Weighted-average common shares outstanding	135,714,833	130,644,101	134,869,055	130,204,411
Basic earnings (loss) per share:	$(0.06)	$(0.09)	$(0.25)	$(0.30)
Diluted earnings (loss) per share:
Net income (loss) attributable to WEBTOON Entertainment Inc. common shareholders	$(8,412)	$(11,687)	$(33,260)	$(38,527)
Subsidiary and equity method investee earnings adjustment for dilutive securities	—	(3)	—	(8)
Diluted net income (loss) attributable to WEBTOON Entertainment Inc. common shareholders	$(8,412)	$(11,690)	$(33,260)	$(38,535)
Shares used in computation:
Weighted-average common shares outstanding	135,714,833	130,644,101	134,869,055	130,204,411
Dilutive effect of stock options and unvested RSUs	—	—	—	—
Dilutive effect of unvested PSUs	—	—	—	—
Diluted weighted-average common shares outstanding	135,714,833	130,644,101	134,869,055	130,204,411
Diluted earnings (loss) per share	$(0.06)	$(0.09)	$(0.25)	$(0.30)
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
The following potentially dilutive outstanding securities were excluded from the computation of diluted net earnings (loss) per share because their effect would have been anti-dilutive for the periods presented, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Stock options	10,191,613	10,605,958	10,191,613	10,605,958
Unvested RSUs	3,393,817	3,369,705	3,393,817	3,369,705
Unvested PSUs	267,720	—	267,720	—
Total	13,853,150	13,975,663	13,853,150	13,975,663
Stock options and convertible preferred stock issued by the Company’s subsidiaries and equity method investees, which are settled in shares of the respective entity, were also excluded because their effect would have been anti-dilutive for the periods presented.
In addition, shares of the Company's common stock that may be issued under the RI Games Shareholders Agreement (see Note 8. Commitments and Contingencies) were excluded from the computation of diluted loss per share for the three and nine months ended September 30, 2026, because the conditions to their issuance, including the completion of the second closing, had not been satisfied as of September 30, 2026.

Note 4. Prepaid Expenses and Other Assets, net
Other Current Assets, net

	As of
	September 30, 2026	December 31, 2025
	(in thousands of USD)
Advance payments, net	$48,065	$38,138
Prepaid expenses	18,032	14,635
Term deposits	13,257	10,774
Other current assets, net	14,699	9,100
Total other current assets, net	$94,053	$72,647
Advance payments are primarily comprised of the advance payments for production of film contents and the payment of minimum guarantees to creators or publishers for their provision of content, such as web-comics, on the Company’s platform.
The advance payments for production of film contents are directly related to the contract that will be used to satisfy a future performance obligation and are expected to be recovered. These costs are amortized on a systematic basis consistent with the transfer of services to the customer to which the asset relates. The Company recorded amortization expense of $27.9 million and $36.1 million during the three months ended September 30, 2026, and 2025, respectively, and $47.6 million and $61.1 million during the nine months ended September 30, 2026, and 2025, respectively. The Company's balance of advance payments, net due to film production contracts was $37.6 million and $29.0 million as of September 30, 2026, and December 31, 2025, respectively.
The advance payments for minimum guarantees are amortized as associated commission expenses payable to creators or publishers are incurred. When the Company determines the estimated future commission expenses payable are less than the carrying amount of such advance payments, the remaining portion of that advance payment is charged to expense in the period in which such determination is made.
As of September 30, 2026, and December 31, 2025, $8.8 million and $8.7 million, respectively, of the term deposit balance was pledged to Sumitomo Mitsui Banking Corporation as a compensating balance deposit on contract liabilities of the Company’s subsidiary in accordance with the Payment Services Act in Japan.
Other Non-Current Assets, net

	As of
	September 30, 2026	December 31, 2025
	(in thousands of USD)
Advance payments, net	$25,840	$25,486
Long-term loans, net	26,860	30,890
Other non-current assets, net	6,818	8,818
Total other non-current assets, net	$59,518	$65,194
Long-term advance payments represent the portion of advance payments expected to remain on the balance sheet beyond one year. When the Company determines the estimated future commission expenses payable are less than the carrying amount of the long-term advance payments, the remaining portion of that long-term advance payment is charged to expense in the period in which such determination is made. The Company's balance of advance payments, net due to film production contracts was $3.8 million and $7.3 million as of September 30, 2026, and December 31, 2025, respectively.

Note 5. Goodwill, net
The changes in the carrying amount of goodwill for the nine months ended September 30, 2026, are as follows:

(in thousands of USD)
Goodwill, net at December 31, 2025	$336,825
Foreign currency translation adjustments	(5,993)
Goodwill, net at March 31, 2026	$330,832
Foreign currency translation adjustments	(2,370)
Goodwill, net at June 30, 2026	$328,462
Foreign currency translation adjustments	12,726
Goodwill, net at September 30, 2026	$341,188
The changes in the carrying amount of goodwill during the three and nine months ended September 30, 2026 were attributable solely to foreign currency translation adjustments.
During the fiscal year ended December 31, 2025, the Company recorded a goodwill impairment charge principally related to its Wattpad and Munpia reporting units, as described in Note 7, “Goodwill, net and Intangible Assets, net,” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
During the three and nine months ended September 30, 2026, the Company evaluated its reporting units for triggering events in accordance with ASC 350-20-35-30. This evaluation considered macroeconomic conditions; industry and market considerations; cost factors; the overall financial performance of the reporting units relative to the projections used in the 2025 annual quantitative impairment test; other entity-specific events; events affecting the reporting units; and trends in the Company’s share price. Based on this evaluation, the Company concluded that no triggering events occurred during either period and, accordingly, did not perform an interim goodwill impairment test for the three or nine months ended September 30, 2026. No goodwill impairment was recognized during either period. There can be no assurance that the estimates and assumptions underlying the Company’s goodwill evaluations will prove accurate, and material impairment charges may be required in future periods.
Note 6. Property and Equipment, net
Property and equipment, net consists of the following:

		As of
	Estimated Useful Lives	September 30, 2026	December 31, 2025
	(in years)	(in thousands of USD)
Land	Indefinite	$649	$110
Buildings	40	1,055	174
Equipment	3-5	15,788	13,775
Leasehold improvements	Lesser of lease term or useful life	10,196	3,280
Construction in progress		—	295
Property and equipment		$27,688	$17,634
Less: Accumulated depreciation		(10,337)	(9,295)
Property and equipment, net		$17,351	$8,339

Note 7. Leases
Supplemental disclosure of cash flow information related to operating leases is as follows for the nine months ended September 30, 2026, and 2025, respectively:

	Nine Months Ended
	September 30, 2026	September 30, 2025
	(in thousands of USD)
Cash paid for amounts included in the measurement of operating lease liabilities	$7,092	$5,507
Right-of-use assets obtained in exchange for operating lease liabilities	$4,896	$13,410
In March 2025, LINE Digital Frontier entered into two lease agreements for office space. The leases commenced in March 2025, and expire in February 2030, with monthly payments of $0.1 million each, at a discount rate of 2.9%. Upon commencement, each of the two leases was recognized as a right-of-use asset in the amounts of $6.0 million and $6.0 million, respectively.
The Company subleases a portion of its operating lease right-of-use assets for buildings. Sublease income was $0.1 million and $0.1 million for the three months ended September 30, 2026, and 2025, respectively, and $0.2 million and $0.2 million for the nine months ended September 30, 2026, and 2025, respectively, and is included within Other income (loss), net on the Condensed Consolidated Statements of Operations and Comprehensive Loss.
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
IP Adaptations Fund
In July 2026, the Company committed $40.0 million as a 40% limited partner in NW Webcomic Adaptation Fund, L.P. (the “Fund”). At the initial closing on August 6, 2026, $10 million was funded. As of the date of this filing, the Company’s remaining unfunded commitment was $30 million. Under the Fund’s Agreement of Limited Partnership, limited partners are required to contribute 25% of their commitments at the initial closing and 25% of their commitments on each of the first three anniversaries of the initial closing. In addition, each partner’s obligation to fund capital for the purpose of repaying Fund indebtedness is unconditional and not subject to any excuse right or defense. See Note 16. Equity Method Investments, for further information regarding this commitment.
RI Games Holdings Inc.
On August 6, 2026, the Company entered into a Share Purchase Agreement (the “RI Games Purchase Agreement”) with Redice & Company, Inc. (the “Seller”) and a Shareholders Agreement with the Seller, RI Games Holdings Inc. (“RI Games Holdings”) and Tail Han (the “RI Games Shareholders Agreement” and, together with the RI Games Purchase

Agreement, the “RI Games Holdings Agreements”) providing for the acquisition, in two closings of up to 9,000 shares of common stock of RI Games Holdings. The RI Games Holdings Agreements include obligations of the Company to fund future subscriptions for shares of RI Games Holdings. See Note 16. Equity Method Investments, for further information related to this transaction.

On August 14, 2026, the Company completed the first of two closings and acquired 2,999 shares for aggregate consideration of KRW 49,983,334,333 (approximately $35.3 million, based on the exchange rate on the payment date), representing 19.99% of the outstanding common stock of RI Games Holdings. As of the date of this filing, the second closing has not occurred, and certain conditions to the second closing remain unsatisfied. The Company is subject to the below listed commitments and contingent rights and obligations under the RI Games Holdings Agreements. None of these arrangements were recognized in the Condensed Consolidated Balance Sheet as of September 30, 2026. U.S. dollar amounts below are based on the exchange rate as of September 30, 2026.

Subject to the satisfaction or waiver of additional conditions, including the achievement of a specified commercial launch milestone with respect to a game under development by a subsidiary of RI Games Holdings, the Company will acquire the remaining 6,001 shares of the 9,000 shares under the RI Games Purchase Agreement for aggregate consideration of KRW 100,016,668,667 (approximately $73.6 million). The RI Games Purchase Agreement may be terminated if the second closing has not occurred by a specified outside date. Upon completion of the second closing, the Company will hold approximately 60% of the outstanding common stock of RI Games Holdings, and the Company expects to consolidate the financial results of RI Games Holdings and its subsidiaries.

If the second closing has not occurred by a specified outside date, for reasons not attributable to the Seller, the RI Games Shareholders Agreement will terminate automatically and substantially all of the rights and obligations described below will lapse, except for rights and liabilities that have accrued prior to the termination and certain provisions that survive in accordance with their terms.
Under the RI Games Shareholders Agreement, from and after the second closing until June 30, 2030, the Seller may require RI Games Holdings to conduct up to four capital increases pursuant to which the Company would be obligated to subscribe for newly issued shares of RI Games Holdings for an aggregate subscription amount of up to KRW 50 billion (approximately $36.8 million) through third-party allotments. The parties may agree to permit a portion of that amount to be drawn and funded between the first closing and the second closing. In addition, if aggregate revenue of RI Games Holdings and its subsidiaries for fiscal years 2027 through 2030 equals or exceeds a specified target, the Seller may require RI Games Holdings to conduct a further capital increase in which the Company would be obligated to subscribe for newly issued shares for an amount determined in accordance with the RI Games Shareholders Agreement, subject to a specified maximum.
The RI Games Shareholders Agreement further provides that if aggregate revenue of RI Games Holdings and its subsidiaries derived from their business equals or exceeds KRW 250 billion during the period commencing on the earlier of January 1, 2027, and the date a game under development by a subsidiary of RI Games Holdings becomes available to the general public, and ending June 30, 2030 (the “Measurement Period”), the Seller may require the Company to purchase all, but not less than all, of the Seller's remaining 6,000 shares of RI Games Holdings common stock for aggregate consideration of not less than KRW 100,000,002,000 (approximately $73.6 million), payable in a combination of cash and shares of the Company's common stock, of which not less than the greater of KRW 50 billion (approximately $36.8 million) and the taxes reasonably expected to be incurred by the Seller on the sale of such remaining shares is payable in cash, subject to the terms and limitations of the RI Games Shareholders Agreement. If that revenue threshold is not achieved by the end of the applicable Measurement Period, the Company may, during a specified put exercise period, require the Seller to purchase the 6,001 shares acquired by the Company at the second closing, at a price based on the second closing purchase price and subject to adjustments.

The aggregate number of shares of the Company's common stock issuable under the RI Games Shareholders Agreement may not exceed 19.9% of the shares of the Company's common stock issued and outstanding immediately prior to the date of the RI Games Shareholders Agreement unless a greater issuance is approved by the Company's stockholders.
The Company evaluated the arrangements described above under ASC 815, Derivatives and Hedging, and ASC 480, Distinguishing Liabilities from Equity, and concluded that none of these arrangements is a derivative. No consideration was paid or received for these arrangements, and they are not separately accounted for until they are performed. The arrangements to purchase or subscribe for shares of RI Games Holdings require physical settlement in shares that are not readily convertible to cash.

Legal Proceedings
The Company is involved in a number of claims pending with various courts, or otherwise unresolved as of September 30, 2026. Adverse results in these claims may include awards of damages and may also result in, or even compel a change in the Company’s business practices, which could materially impact the Company’s future financial results. The Company cannot determine the potential loss or a range of possible losses for cases in their initial stages or where there is an unclear and inconsistent interpretation of laws related to the industry-specific grievances across various jurisdictions. Though the outcome of pending lawsuits and claims cannot be anticipated with certainty, the Company does not expect adverse results from its pending lawsuits and claims, as of September 30, 2026. The timing and outcome of ongoing legal proceedings are uncertain by nature. Therefore, while management deems the chance of a significant loss for all pending claims, whether asserted or unasserted, to be remote, the resolution of one or more of these legal matters against the Company during the same reporting period in excess of management’s projections could negatively impact the Company’s unaudited Condensed Consolidated Financial Statements for that reporting period.
Securities & Derivative Litigation
On September 5, 2024, a purported stockholder filed a putative class action lawsuit against the Company, its directors, and the underwriters of the Company’s initial public offering completed on June 28, 2024 (the “IPO”) in the federal court for the Central District of California, purportedly on behalf of all purchasers of shares of the Company’s common stock pursuant or traceable to the IPO Prospectus and the Company’s Registration Statement on Form S-1 (File No. 333-279863) relating to our IPO (the “Registration Statement”). The complaint alleges that the Registration Statement was materially false and misleading in violation of Sections 11 and 15 of the Securities Act of 1933. On January 9, 2026, the WEBTOON defendants and underwriter defendants filed answers to the operative complaint. On July 8, 2026, the parties notified the court that they had reached an agreement-in-principle that resolves all of the putative class’s claims, and requested a stay of all case deadlines. On August 7, 2026, the parties filed a stipulation of settlement with the Court. On August 14, 2026, the Court preliminarily approved the settlement. A hearing on final approval of the settlement is set for December 1, 2026. During the three months ended September 30, 2026, the settlement amount of $10.05 million was deposited into escrow, of which $9.8 million was funded by the Company’s insurers and $0.25 million by the Company. As of September 30, 2026, the Company recorded a liability within Provisions and defined pension benefits and an insurance receivable of $9.8 million within Receivables. The settlement did not have a material impact on the Condensed Consolidated Statements of Operations.

On November 15, 2024, a purported stockholder filed a shareholder derivative lawsuit against the Company’s directors, naming the Company as a nominal defendant, in the federal court for the Central District of California. The complaint focuses on the same allegations as the putative securities class action described above, including that the Company’s Registration Statement was materially false or misleading. The complaint includes claims for violations of Section 14 (a) of the Exchange Act, breach of fiduciary duties, and unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and contribution under Section 11(f) of the Securities Act of 1933, and Section 21D of the Exchange Act of 1934. On January 13, 2025, by stipulation of the parties, the court ordered the shareholder derivative lawsuit stayed pending resolution of the Company’s motion to dismiss in the putative securities class action. On April 24, 2026, by stipulation of the parties, the court ordered the shareholder derivative lawsuit stayed until the end of the fact discovery period in the securities class action.
On May 5, 2026, a purported shareholder filed a shareholder derivative lawsuit against the Company’s directors, naming the Company as a nominal defendant, in the federal court for the Central District of California. The complaint focuses on similar allegations as the putative securities class action described above, including that the Company’s Registration Statement was materially false or misleading. The complaint includes claims for breach of fiduciary duties, aiding and abetting breach of fiduciary duties, unjust enrichment, waste of corporate assets, and contribution under Section 11(f) of the Securities Act of 1933, and Section 21D of the Exchange Act of 1934.
On August 21, 2026, a purported shareholder filed a shareholder derivative lawsuit against the Company's directors, naming the Company as a nominal defendant, in the federal court for the Central District of California. The complaint focuses on similar allegations as the putative securities class action and other derivative lawsuits described above, including that the Company's Registration Statement was materially false or misleading. The complaint includes claims for breach of fiduciary duties, aiding and abetting breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and contribution under Section 11(f) of the Securities Act of 1933, and Section 21D of the Exchange Act of 1934.
On September 18, 2026, the purported shareholders of all three derivative actions and the Company notified the Court that they had reached an agreement-in-principle that resolves all of the putative class’s claims, and requested a stay of all case deadlines. On September 21, 2026, the Court ordered that the parties’ stipulation of settlement and plaintiffs’ motion for preliminary approval shall be filed by October 30, 2026. On October 28, 2026, the Court extended the deadline to file the settlement documents to November 13, 2026. The settlement terms are subject to the Court’s review and determination of whether they are fair, reasonable, and adequate, as well as an application for Plaintiffs’ counsel’s attorney’s fees. The Company has insurance policies in place with respect to any future fee award. The Company does not expect any future settlement to have a material impact to the financial statements.
Note 9. Stock-Based Compensation
Restricted Stock Units
The table below summarizes the Company’s RSU activity for the nine months ended September 30, 2026:

	Number of RSUs	Weighted Average Grant-Date Fair Value
Balance as of December 31, 2025	3,298,513	$13.69
Granted	2,812,298	$9.56
Forfeited	(263,939)	$14.40
Vested	(2,453,055)	$11.72
Balance as of September 30, 2026	3,393,817	$11.63
As of September 30, 2026, the total unrecognized compensation expense related to unvested RSUs was $26.2 million and is expected to be recognized over the remaining weighted-average service period of 1.5 years using the straight-line method and graded-vesting methods, as appropriate, net of estimated forfeitures.
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

The table below summarizes the Company’s PSU activity for the nine months ended September 30, 2026:

	Number of PSUs	Weighted Average Grant-Date Fair Value
Balance as of December 31, 2025	—	$—
Granted	267,720	$13.27
Forfeited	—	$—
Vested	—	$—
Balance as of September 30, 2026	267,720	$13.27
As of September 30, 2026, total unrecognized compensation expense related to unvested PSU awards was $2.8 million, which is expected to be recognized over a weighted-average remaining service period of approximately 2.4 years using the straight-line method.
The following table summarizes the Company's Phantom Unit activity for the nine months ended September 30, 2026:

	Number of Phantom Units	Weighted Average Grant-Date Fair Value
Balance as of December 31, 2025	328,748	$9.04
Granted	—	$—
Forfeited	(11,912)	$9.04
Vested	(198,941)	$9.04
Balance as of September 30, 2026	117,895	$9.04

The following table summarizes the effects of all stock-based compensation in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(in thousands of USD)		(in thousands of USD)
Cost of revenue	$1,940	$2,134	$6,506	$8,108
Marketing	170	330	743	1,355
General and administrative expenses	5,568	7,161	20,159	25,660
Total	$7,678	$9,625	$27,408	$35,123
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
Note 11. Income Taxes
The Company’s income tax provision for the nine months ended September 30, 2026, is determined using an estimate of the Company’s annual effective tax rate, adjusted for any discrete items reflected in the relevant period. Income tax (benefit) expense was $9.1 million and $2.3 million, with effective tax rates of (41.7)% and (6.8)%, during the nine months ended September 30, 2026 and 2025, respectively. This includes a discrete tax benefit of $2.6 million and a discrete tax expense of $1.1 million for the nine months ended September 30, 2026 and 2025, respectively, due to the return-to-provision true-up adjustments in Korea and Japan tax return filings.
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
In evaluating the realizability of these deferred tax assets, we consider on a jurisdictional basis, the period of sustained taxable losses, the existence of taxable temporary differences, and available sources of future taxable income. As of September 30, 2026, we cannot objectively assert that these deferred tax assets are more likely than not to be realized and therefore we have maintained a valuation allowance. We intend to continue maintaining a valuation allowance on these deferred tax assets until there is sufficient positive evidence to support the reversal of all or some portion of these allowances. It is reasonably possible that within the next 12 months, we may have enough positive evidence to release part or all of the remaining valuation allowance in Japan. This release would reduce our income tax expense for the period, significantly impacting our net earnings. The timing and amount of the release depend on the Company’s actual profitability.
Note 12. Retirement Benefits
Defined severance benefits
The following table provides the components of net periodic benefit costs (income):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(in thousands of USD)		(in thousands of USD)
Current service costs	$1,326	$1,248	$3,841	$3,669
Interest expense	338	281	1,007	826
Actuarial gain	(1,314)	(930)	(2,650)	(2,731)
Net periodic benefit costs (income)	$350	$599	$2,198	$1,764
Defined severance contribution
Defined severance expense was $0.5 million and $0.5 million for the three months ended September 30, 2026, and 2025, respectively, and $1.9 million and $1.5 million for the nine months ended September 30, 2026, and 2025, respectively.
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
The following table presents reportable segment profit and loss, including significant expense categories, attributable to the Company's reportable segment for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(in thousands of USD)		(in thousands of USD)
Revenue	$362,775	$378,041	$1,022,112	$1,052,019

Cost of revenue	270,206	295,267	758,359	810,355
Marketing	39,111	35,166	107,967	97,779
General and administrative expenses - labor related	26,244	17,865	79,714	66,807
General and administrative expenses - non-labor related	36,441	44,621	108,898	127,353
Interest income	(4,170)	(4,638)	(13,029)	(14,661)
Interest expense	19	2	53	6
Loss(income) on equity method investment, net	(59)	(1,709)	(601)	(1,647)
Other loss (income), net	2,983	1,891	2,516	588
Income tax (benefit) expense	(529)	626	9,080	2,341
Net Income (Loss)	$(7,471)	$(11,050)	$(30,845)	$(36,902)

The following non-cash expense items are also included in the measure of segment profit or loss reviewed by the CODM:
Stock-based compensation[1]	$7,445	$7,915	$26,785	$30,842
Depreciation and amortization	$6,493	$7,940	$21,834	$24,784
1The measure of stock-based compensation excludes expenses related to Phantom Units.

Geographic Information
Refer to Note 2. Revenue for revenues by location. The Company’s long-lived tangible assets as well as the Company’s operating lease right-of-use assets recognized on the Consolidated Balance Sheets as of September 30, 2026, and December 31, 2025, were located as follows:

	As of
	September 30, 2026	December 31, 2025

	(in thousands of USD)
Korea	$11,935	$14,131
Japan	12,714	15,620
Rest of World[1]	14,335	2,294
Total long-lived tangible assets and operating lease right-of-use assets	$38,984	$32,045
1Rest of the World includes long-lived tangible assets and operating lease right-of-use assets located in the United States of $13.4 million and $1.1 million as of September 30, 2026 and December 31, 2025, respectively.

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
The tables below present the ranges of significant unobservable inputs used to value the Company’s Level 3 assets as of September 30, 2026, and December 31, 2025. These ranges do not represent a range of values for any single instrument. For example, the lowest discount rate for a particular redeemable convertible preferred stock investment may be appropriate for valuing that specific debt security but may not be appropriate for valuing any other debt securities in this asset class. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 assets.

Level 3 Instruments	Amount	Valuation Techniques	Significant Unobservable Inputs	Range of Significant Unobservable Inputs
As of September 30, 2026
Debt Securities
Redeemable convertible preferred stock	$49,637	Option pricing model	Discount rate	9.24%-27.07%
			Volatility	48.30%-59.76%
Total	$49,637
Equity Securities
Redeemable convertible preferred stock	$15,000	Measurement alternative
Contribution to investment fund	825	Measurement alternative
Private equity securities	777	Measurement alternative
Convertible preferred stock	6,660	Option pricing model	Discount rate	3.73%-5.66%
			Volatility	59.00%-59.00%
Simple Agreement For Future Equity (SAFE)	1,000	Measurement alternative
Total	$24,262

As of December 31, 2025
Debt Securities
Redeemable convertible preferred stock	$46,024	Option pricing model	Discount rate	8.25%-21.68%
			Volatility	39.98%-51.46%
Total	$46,024
Equity Securities
Redeemable convertible preferred stock	$15,000	Measurement alternative
Contribution to investment fund	642	Measurement alternative
Private equity securities	735	Measurement alternative
Convertible preferred stock	6,268	Option pricing model	Discount rate	2.35%-2.94%
			Volatility	51.46%-51.46%
Simple Agreement For Future Equity (SAFE)	1,000	Measurement alternative
Total	$23,645
As noted above, either the binomial optional pricing model or market approach were used in the determination of fair value of Level 3 assets as of September 30, 2026, and December 31, 2025. The significant unobservable inputs used in the binomial option pricing model are the discount rate or market yield used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. An increase in the discount rate or market yield would result in a decrease in the fair value. Included in the consideration and selection of discount rates or market yields is risk of default, rating of the investment, call provisions and comparable company investments.
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

The below tables present a summary of changes in fair value of Level 1 and Level 3 assets, included within Debt and equity securities in the Condensed Consolidated Balance Sheets, by investment type (in thousands of USD):

	Nine Months Ended September 30, 2026
	Level 1	Level 3		Total
	Equity Securities	Equity Securities	Debt Securities	Debt & Equity Securities
Beginning balance, January 1	$-	$23,645	$46,024	$69,669
Net unrealized gain (loss)	-	(83)	(2,544)	(2,627)
Currency translation differences	-	(394)	(2,300)	(2,694)
Ending balance, March 31	$-	$23,168	$41,180	$64,348
Purchases	-	133	500	633
Net unrealized gain	-	57	1,898	1,955
Currency translation differences	-	(135)	(815)	(950)
Ending balance, June 30	$-	$23,223	$42,763	$65,986
Net unrealized gain		63	1,061	1,124
Currency translation differences		976	5,813	6,789
Ending balance, September 30	$-	$24,262	$49,637	$73,899

	Nine Months Ended September 30, 2025
	Level 1	Level 3		Total
	Equity Securities	Equity Securities	Debt Securities	Debt & Equity Securities
Beginning balance, January 1	$3	$22,034	$48,142	$70,179
Purchases	-	-	3,790	3,790
Net unrealized gain (loss)	-	225	(1,169)	(944)
Currency translation differences	-	12	87	99
Ending balance, March 31	$3	$22,271	$50,850	$73,124
Net unrealized gain (loss)		(6)	(1,440)	(1,446)
Currency translation differences	-	509	4,078	4,587
Ending balance, June 30	$3	$22,774	$53,488	$76,265
Purchases		708	2,166	2,874
Net unrealized gain (loss)	(2)	15	(1,654)	(1,641)
Currency translation differences		(231)	(1,753)	(1,984)
Ending balance, September 30	$1	$23,266	$52,247	$75,514
The Level 1 equity securities relate to investments in public equity securities that have readily determinable fair values.
The Level 3 debt securities relate to the Company's investments in privately held companies through the purchase of redeemable convertible preferred stock that meet the definition of a debt security.
The Level 3 equity securities relate to the Company's investments in privately held companies through the purchase of convertible preferred stock, private equity securities, Simple Agreement For Future Equity (SAFE), contribution to investment fund and redeemable convertible preferred stock. For these equity securities, the Company does not have the ability to exercise significant influence on the investee, and therefore accounts for them as equity securities under ASC Topic 321, Investments in Equity Securities. These equity securities include non-marketable equity investments without readily determinable fair values. The company has elected to account for these investments using the measurement alternative, under which the carrying value is measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. For the nine months ended September 30, 2026, there were no upward or downward adjustments resulting from observable price changes, and no impairment losses were identified or recognized for these investments.

The following table presents a summary of the changes in the carrying value of our equity securities measured using the measurement alternative for the nine months ended September 30, 2026:

(in thousands of USD)
Beginning balance, December 31, 2025	$17,377
Currency translation differences	(71)
Ending balance, March 31, 2026	$17,306
Purchases	133
Currency translation differences	(27)
Ending balance, June 30, 2026	$17,412
Currency translation differences	190
Ending balance, September 30, 2026	$17,602
For the nine months ended September 30, 2026, and 2025, the Company did not recognize any realized gain or loss on its Level 3 equity or debt securities.
Note 15. Related Party Transactions
The Company’s Related Parties
NAVER and LY Corporation ("LY", formerly named Z Holdings Corporation) are the primary shareholders of the Parent. Related parties include NAVER's controlled affiliates, Company's management, Company directors, and stakeholders that hold significant influence over the Company. During the three and nine months ended September 30, 2026, and 2025, the Company provided advertising services to NAVER group companies and LY giving rise to related party receivables as of September 30, 2026, and December 31, 2025. Additionally, during the three and nine months ended September 30, 2026, and 2025, the Company received brand-usage and outsourcing services from NAVER and LY, which resulted in the Company recognizing related party payables as of September 30, 2026, and December 31, 2025.
In addition to the transactions mentioned above, the Company has a history of renting facilities from its parent, NAVER. Related party operating lease expenses were $1.4 million and $1.3 million during the three months ended September 30, 2026, and 2025, respectively, and $3.9 million and $2.9 million during the nine months ended September 30, 2026, and 2025, respectively, with related lease obligations of $7.3 million and $10.6 million as of September 30, 2026, and December 31, 2025, respectively (Refer to Note 7. Leases for additional information). The Company also subleases part of its office space to other related parties and the total other income generated from subleases was $0.1 million and $0.1 million for the three months ended September 30, 2026, and 2025, respectively, and $0.2 million and $0.1 million for the nine months ended September 30, 2026, and 2025, respectively.
Related Party Transactions and Balances
The Company entered into the following significant related party transactions during the periods presented:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(in thousands of USD)		(in thousands of USD)
Revenue generated	$25,809	$17,029	$68,603	$53,020
Cost of revenue incurred	29,306	28,207	84,636	84,737
Marketing expenses incurred (cost reimbursed)	529	(2,089)	(587)	(7,540)
General and administrative expenses incurred	8,573	7,629	24,421	21,565
Other income, net	418	433	1,210	1,268
*all expenses are net amounts including reimbursement from its related parties

The Company had the following significant balances due from and due to related parties as of September 30, 2026, and December 31, 2025:

	As of
	September 30, 2026	December 31, 2025
	(in thousands of USD)
Due from related parties
Receivables	$66,775	$55,156
Other current assets	$8,478	$4,730
Other non-current assets	$6,234	$5,496
Loan receivables	$27,208	$28,417
Due to related parties
Current portion of operating lease liabilities	$5,223	$5,221
Operating lease liabilities	$2,057	$5,371
Accounts payable	$21,224	$18,765
Accrued expenses	$6,699	$6,849

In July 2026, the Company entered into an Agreement of Limited Partnership with N Investment Co., Ltd. (“N Investment”), a wholly-owned subsidiary of NAVER Corporation, the Company’s majority stockholder, to co-invest in NW Webcomic Adaptation Fund, L.P. (the “Fund”). The Company has committed $40.0 million and N Investment has committed $60.0 million to the Fund. The Company accounts for its 40% limited partner interest as an equity method investment under ASC Topic 323. As of September 30, 2026, the Company has funded $10 million of its $40.0 million commitment. See Note 16. Equity Method Investments

Note 16. Equity Method Investments
The Company accounts for investments using the equity method when the Company can exercise significant influence over operating and financial policies, but does not hold a controlling interest in the investee.

(in thousands of USD)
Balance as of December 31, 2025	$80,440
Share of net income (loss)	(446)
Share of other comprehensive income (loss)	(15)
Dividends	(280)
Currency translation differences	(3,487)
Balance as of March 31, 2026	$76,212
Share of net income (loss)	988
Share of other comprehensive income (loss)	(48)
Dividends	—
Currency translation differences	(1,293)
Balance as of June 30, 2026	$75,859
Share of net income (loss)	1,141
Share of other comprehensive income (loss)	(41)
Dividends	(405)
Currency translation differences	7,951
Additions	45,326
Impairment	(1,082)
Balance as of September 30, 2026	$128,749

During the three months ended September 30, 2026, the Company recognized an impairment loss of $1.1 million on an equity method investment due to an other-than-temporary decline in fair value below carrying value. There were no equity method disposals during the nine months ended September 30, 2026.
Investment in RI Games Holdings Inc.

On August 6, 2026, the Company entered into the RI Games Purchase Agreement with the Seller, and the RI Games Shareholders Agreement with the Seller, RI Games Holdings and Tail Han, providing for the acquisition, in two closings, of up to 9,000 shares, or approximately 60%, of the outstanding common stock of RI Games Holdings, a South Korea-based game developer focused on developing games based on web-comic intellectual property. On August 14, 2026, the Company completed the first closing and acquired 2,999 shares, representing 19.99% of the outstanding common stock of RI Games Holdings, for cash consideration of KRW 49,983 million ($35.3 million), based on the exchange rate on the payment date. See Note 8. Commitments and Contingencies for the commitments and contingent rights and obligations under the RI Games Holdings Agreements.

The Company holds 19.99% of the outstanding common stock of RI Games Holdings. Although this is less than 20%, the Company accounts for its interest under the equity method because it has the ability to exercise significant influence over RI Games Holdings’ operating and financial policies. Under the RI Games Shareholders Agreement, the Company has the right to attend regular meetings with development leadership, to be consulted on capital-raising matters of RI Games Holdings’ subsidiaries, and to receive business plan and budget information. The Company exercises these rights through a post-closing integration framework. The Company’s consent is also required for specified significant actions of RI Games Holdings.
The Company records its share of RI Games Holdings’ results on a three-month lag; accordingly, no equity in earnings or losses was recorded for the three and nine months ended September 30, 2026.

The cost of the investment exceeded the Company's proportionate share of RI Games Holdings’ underlying net assets. The Company accounts for this basis difference as if RI Games Holdings were a consolidated subsidiary. The allocation is preliminary and is expected to be completed in the fourth quarter of 2026.

Investment in NW Webcomic Adaptation Fund, L.P.

In July 2026, the Company entered into an Agreement of Limited Partnership of the NW Webcomic Adaptation Fund, L.P. (the “Agreement of Limited Partnership”) as a 40% limited partner in NW Webcomic Adaptation Fund, L.P. (the “Fund”), an investment fund formed to invest in live-action, animation, game and other intellectual property adaptation project. The Fund has total committed capital of $100.0 million, of which the Company has committed $40.0 million. N Investment Co., Ltd. (“N Investment”), a wholly-owned subsidiary of NAVER Corporation and a related party, has committed the remaining $60.0 million as the 60% limited partner.

NW Webcomic Adaptation Management, LLC, a wholly-owned subsidiary of the Company, serves as the general partner of the Fund. Under the Agreement of Limited Partnership, the limited partners hold substantive participating rights over the Fund’s investment decisions, including the right to approve or withhold approval of proposed Fund investments. Because these participating rights prevent the general partner from having a controlling financial interest, the Company does not consolidate the Fund. The Company accounts for its 40% limited partner interest as an equity method investment under ASC Topic 323. As of September 30, 2026, the Company has funded $10.0 million of its $40.0 million commitment (see Note 8).

Note 17. Redeemable Non-Controlling Interest in Subsidiary
The following table summarizes the activity related to the redeemable non-controlling interest in the subsidiary for the periods indicated below (in thousands of USD):

	2026	2025
Balance as of January 1	$24,540	$36,580
Comprehensive income (loss) attributable to redeemable non-controlling interest	(204)	204
Balance as of March 31	$24,336	$36,784
Comprehensive income (loss) attributable to redeemable non-controlling interest	123	893
Balance as of June 30	$24,459	$37,677
Comprehensive income (loss) attributable to redeemable non-controlling interest	1,676	(45)
Balance as of September 30	$26,135	$37,632
Note 18. Non-Controlling Interest in Subsidiaries
The Company has non-controlling interests in several of its subsidiaries. The balances of non-controlling interests as of September 30, 2026, and December 31, 2025, are as follows (in thousands of USD):

	As of
	September 30, 2026	December 31, 2025
Munpia [1]	$35,163	$33,160
Bootcamp [2]	102	120
Total	$35,265	$33,280
___________________________________________________________________________
1.The Munpia non-controlling interest balance excludes redeemable non-controlling interest (See Note 17. Redeemable Non-Controlling Interest in Subsidiary for detail).
2.The portion of net assets in Bootcamp attributable to the LP represents a non-controlling interest.
Note 19. Subsequent Events
Merger of Tap Future Information Corporation.

On October 8, 2026, Tap Future Information Corporation (“Tap Future”), an equity investment of the Company, was merged with and into Drama Times Inc. (“DramaBox”). In connection with the merger, the Company exchanged its equity interest in Tap Future for Series A1 preferred shares of DramaBox and subscribed for additional Series A1 preferred shares. Prior to completing the merger, the Company received cash distributions of $5.8 million from Tap Future. The Company is evaluating the accounting for the transaction, and an estimate of its financial effect cannot be made at this time.

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
Our offerings include WEBTOON, LINE MANGA, NAVER SERIES, eBookJapan, Munpia and Wattpad. We manage our business by tracking several operating metrics, including: monthly active users, or MAU, including app MAU and web-comic app MAU; monthly paying users, or MPU, and paying ratio; and Paid Content Average Revenue per Paying User, or ARPPU. For a definition of these operating metrics, please see the “Glossary.” As a management team, we believe each of these operating metrics provides useful information to investors and others.
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
Trends in Monthly Active Users (MAU)
We define MAU as users based on each device logged in and each offering accessed from a single device and may include the same individual user multiple times if the user is logged in from multiple devices or if the user accesses multiple offerings from one device. App MAU and web-comic app MAU are subsets of MAU. App MAU refers to users who visited one of our mobile applications at least once in the applicable calendar month, averaged over each month in the given period, and web-comic app MAU refers to users who visited one of our web-comic mobile applications, rather than our web-novel mobile applications, at least once in the applicable calendar month, averaged over each month in the given period. NAVER SERIES, which offers both web-comics and web-novels, is included in web-comic app MAU.
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
We track MAU as an indicator of the scale of our active user base, user engagement and adoption. We also break out MAU by geographic region to help us understand the global engagement. We track app MAU and web-comic app MAU as indicators of engagement on our mobile applications, consistent with our strategy to drive app users, who are typically more engaged and present better monetization opportunities compared to web users.
As of the quarter ended September 30, 2026, our global MAU was approximately 159.6 million. The global MAU increased by approximately 2.7% compared to September 30, 2025. App MAU was approximately 73.8 million as of the quarter ended September 30, 2026, compared to 80.4 million as of the same quarter of 2025, a decline of 8.2%, primarily due to a decline in Wattpad app users. Web-comic app MAU was approximately 44.8 million as of the quarter ended September 30, 2026, compared to 45.2 million as of the same quarter of 2025, a decline of 0.9%.
•In Korea, our MAU was approximately 25.6 million as of the quarter ended September 30, 2026, compared to MAU of 24.6 million as of the same quarter of 2025.

•In Japan, our MAU was 22.3 million as of the quarter ended September 30, 2026, compared to MAU of 25.3 million as of the same quarter of 2025. This decrease was primarily attributable to a decline in users on eBookJapan.
•In Rest of World, our MAU was 111.7 million as of the quarter ended September 30, 2026, which increased from 105.5 million as of the comparable prior year period. This increase was primarily attributable to growth in Wattpad web users.
Trends in Monthly Paying Users (MPU)
We define MPU as users who have paid to access Paid Content in the applicable calendar month, averaged over each month in the given period. We define paying ratio as the ratio of MPU divided by MAU for the respective periods.
We view MPU and paying ratio to be indicators of the strength of our monetization.
While MAU increased 2.7% year-over-year, MPU decreased by approximately 3.1%. This decrease was primarily driven by declines in MPU in Japan and Rest of World of 12.9% and 8.0%, respectively, partially offset by a 5.2% increase in MPU in Korea.
During the quarter ended September 30, 2026, our global MPU was 7.5 million with a paying ratio of 4.7%, which is a decrease of 0.3% compared to the paying ratio for the quarter ended September 30, 2025 of 5.0%. By geographic regions, Korea, Japan, and Rest of World contributed 51.9%, 27.1% and 21.0% of global MPU, respectively. Paying ratio varies due to the user’s ability and propensity to pay across different regions and different product offerings.
•In Korea, our MPU have increased to around 3.9 million with a paying ratio of 15.1%, compared to MPU of 3.7 million and a paying ratio of 14.9% as of the quarter ended September 30, 2025.
•In Japan, our MPU have decreased to 2.0 million with a paying ratio of 9.1%, compared to MPU of 2.3 million and a paying ratio of 9.1% as of the quarter ended September 30, 2025.
•In Rest of World, our MPU decreased to 1.6 million with a paying ratio of 1.4%, compared to MPU of 1.7 million and a paying ratio of 1.6% as of the quarter ended September 30, 2025.
Trends in Paid Content Average Revenue per Paying User (ARPPU)
We define ARPPU as average Paid Content revenue in a given month divided by the number of MPU for such month, averaged over each month in the given period.
We view ARPPU to be an indicator of both the strength of engagement and Paid Content monetization on our platform. Units are in U.S. dollars.
Engagement is a key aspect to drive our monetization. For the quarter ended September 30, 2026, our ARPPU decreased to $12.3, or a 0.8% decline, compared to the same quarter of 2025. On a constant currency basis, our ARPPU increased by 4.2%. The reduction in ARPPU stemmed primarily from unfavorable foreign currency exchange rates and a substantial redistribution of the paying user base to areas generating less average revenue per paying user, factors that overshadowed the increases in monetization in Korea and Japan on a constant currency basis. We continue to focus on driving users to the app, as well as converting them to paying users, by advancing our personalization tools.
•In Korea, our ARPPU for the quarter ended September 30, 2026, has increased to $9.4, or a 17.6% increase compared to the same quarter of 2025.
•In Japan, our ARPPU for the quarter ended September 30, 2026, has decreased to $22.3, or a 5.8% decrease compared to the same quarter of 2025.
•In Rest of World, our ARPPU for the quarter ended September 30, 2026, has decreased to $6.8, or a 0.2% decrease compared to the same quarter of 2025.
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
Results of Operations
Condensed Consolidated Statements of Operations and Comprehensive Loss
The following table sets forth our condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025, respectively. We have derived this data from our unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss. The information for each of the periods presented has been prepared on the same basis as our audited Consolidated Financial Statements and, in the opinion of management, reflects all adjustments of a normal, recurring nature that are necessary for the fair statement of the results of operations for the period. This data should be read in conjunction with our audited consolidated financial statements in the Annual Report, and unaudited Condensed Consolidated Financial Statements included in this Report. Historical results are not necessarily indicative of the results that may be expected in the future.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands of USD)	2026	2025	% Change	2026	2025	% Change
Revenue	$362,775	$378,041	(4.0%)	$1,022,112	$1,052,019	(2.8%)
Cost of revenue	(270,206)	(295,267)	(8.5%)	(758,359)	(810,355)	(6.4%)
Marketing	(39,111)	(35,166)	11.2%	(107,967)	(97,779)	10.4%
General and administrative expenses	(62,685)	(62,486)	0.3%	(188,612)	(194,160)	(2.9%)
Operating income (loss)	(9,227)	(14,878)	(38.0%)	(32,826)	(50,275)	(34.7%)
Interest income	4,170	4,638	(10.1%)	13,029	14,661	(11.1%)
Interest expense	(19)	(2)	850.0%	(53)	(6)	783.3%
Gain (loss) on equity method investments, net	59	1,709	(96.5%)	601	1,647	(63.5%)
Other income (loss), net	(2,983)	(1,891)	57.7%	(2,516)	(588)	327.9%
Income (loss) before income tax	(8,000)	(10,424)	(23.3%)	(21,765)	(34,561)	(37.0%)
Income tax benefit (expense)	529	(626)	(184.5%)	(9,080)	(2,341)	287.9%
Net income (loss)	(7,471)	(11,050)	(32.4%)	(30,845)	(36,902)	(16.4%)
Net income (loss) attributable to non-controlling interests and redeemable non-controlling interests	899	597	50.6%	2,228	1,460	52.6%
Net income (loss) attributable to WEBTOON Entertainment Inc.	$(8,370)	$(11,647)	(28.1%)	$(33,073)	$(38,362)	(13.8%)

Comparison of the Three Months Ended September 30, 2026 and September 30, 2025
Revenue

	Three Months Ended September 30,
(in thousands of USD)	2026	2025	% Change
Revenue	$362,775	$378,041	(4.0%)
Paid Content	275,514	286,814	(3.9%)
Advertising	49,682	39,367	26.2%
IP Adaptations	37,579	51,860	(27.5%)
Revenue decreased by $15.3 million, or 4.0% for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. This decrease was primarily attributable to unfavorable foreign currency exchange rates, primarily the depreciation of the Japanese yen and the Korean won against the U.S. dollar, and a $14.3 million decrease in IP Adaptations revenue, primarily due to the timing of revenue recognition on productions in Korea against a higher prior-year base and continued declines in game and publishing revenue in Korea, partially offset by a $10.3 million increase in Advertising revenue, primarily driven by growth in Korea and Rest of World.

On a constant currency basis, our revenue increased by $0.6 million, or 0.2%, primarily due to increases in Paid Content revenue and Advertising revenue, partially offset by a decrease in IP Adaptations revenue. We estimate that foreign exchange fluctuations had a total negative impact of approximately $15.9 million on our reported revenue for the quarter. Refer to the Non-GAAP Financial Measures section of this report for a quantitative reconciliation and a description of how we calculate these measures.

Cost of Revenue

	Three Months Ended September 30,
(in thousands of USD)	2026	2025	% Change
Cost of revenue	$(270,206)	$(295,267)	(8.5%)
Our cost of revenue decreased by $25.1 million, or 8.5%, for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The decrease was primarily attributable to a shift in the revenue mix to higher margin revenue streams, a reduction in third party transaction fees, and a decrease in total sales commissions and content fees paid to creators.

Marketing

	Three Months Ended September 30,
(in thousands of USD)	2026	2025	% Change
Marketing	$(39,111)	$(35,166)	11.2%
Marketing expense increased by $3.9 million, or 11.2%, for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, primarily due to increased marketing spend to acquire users and drive traffic across our offerings.

General and Administrative Expenses

	Three Months Ended September 30,
(in thousands of USD)	2026	2025	% Change
General and administrative expenses	$(62,685)	$(62,486)	0.3%
General and administrative expenses increased by $0.2 million, or 0.3%, for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, primarily due to an increase in other general and administrative costs, largely offset by decreases in depreciation and amortization and stock-based compensation expense.

Interest Income

	Three Months Ended September 30,
(in thousands of USD)	2026	2025	% Change
Interest income	$4,170	$4,638	(10.1%)
Interest income decreased by $0.5 million, or 10.1%, for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The decrease was attributable to lower interest rates as compared to the third quarter of 2025.

Gain (Loss) on Equity Method Investments, Net

	Three Months Ended September 30,
(in thousands of USD)	2026	2025	% Change
Gain (loss) on equity method investments, net	$59	$1,709	(96.5%)
Gain (loss) on equity method investment, net, decreased by $1.7 million, or 96.5%, for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, primarily due to a $1.1 million impairment loss recognized on an equity method investment during the three months ended September 30, 2026, and a $0.6 million decrease in the Company’s share of net income of equity method investees. See Note 16. Equity Method Investments in the accompanying notes to our unaudited Condensed Consolidated Financial Statements included in this Report for more information on the Company's equity method investments.

Other Income (Loss), Net

	Three Months Ended September 30,
(in thousands of USD)	2026	2025	% Change
Other income (loss), net	$(2,983)	$(1,891)	57.7%
Other income (loss), net, decreased by $1.1 million, or 57.7%, for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The change was primarily attributable to an increase of $4.3 million in net foreign currency losses, primarily resulting from exchange rate movements at the end of the quarter on foreign currency-denominated cash and investment balances. This was partially offset by a $2.8 million favorable change in net unrealized gain (loss) on financial assets measured at fair value and a $0.5 million favorable change in other items, primarily non-operating retirement benefit income.

Income Tax Expense

	Three Months Ended September 30,
(in thousands of USD)	2026	2025	% Change
Income tax benefit (expense)	$529	$(626)	(184.5%)
Income tax benefit (expense) changed by $1.2 million, or 184.5%, for the three months ended September 30, 2026, from an expense of $0.6 million for the three months ended September 30, 2025, primarily driven by the change in jurisdictional profits and losses. See Note 11. Income Taxes in the accompanying notes to our unaudited Condensed Consolidated Financial Statements included in this Report for more information on our taxes.
Comparison of the Nine Months Ended September 30, 2026 and September 30, 2025
Revenue

	Nine Months Ended September 30,
(in thousands of USD)	2026	2025	% Change
Revenue	$1,022,112	$1,052,019	(2.8%)
Paid Content	800,893	821,953	(2.6%)
Advertising	136,488	124,485	9.6%
IP Adaptations	84,731	105,581	(19.7%)
Revenue decreased by $29.9 million, or 2.8%, for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. This decrease was primarily attributable to unfavorable foreign currency exchange rates and a $20.9 million decrease in IP Adaptations revenue, primarily due to the timing of revenue recognition on productions in Korea, partially offset by a $12.0 million increase in Advertising revenue.

On a constant currency basis, our revenue increased $19.4 million, or 1.8%, primarily due to increases in Paid Content revenue and Advertising revenue, partially offset by a decrease in IP Adaptations revenue. We estimate that foreign exchange fluctuations had a total negative impact of approximately $49.3 million on our reported revenue for the nine months ended September 30, 2026. Refer to the Non-GAAP Financial Measures section of this report for a quantitative reconciliation and a description of how we calculate these measures.

Cost of Revenue

	Nine Months Ended September 30,
(in thousands of USD)	2026	2025	% Change
Cost of revenue	$(758,359)	$(810,355)	(6.4%)
Our cost of revenue decreased by $52.0 million, or 6.4%, for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The decrease was primarily attributable to a shift in the revenue mix to higher margin revenue streams, a reduction in third party transaction fees, a decrease in stock-based compensation expense due to timing of grants, and a decrease in total sales commissions and content fees paid to creators.

Marketing

	Nine Months Ended September 30,
(in thousands of USD)	2026	2025	% Change
Marketing	$(107,967)	$(97,779)	10.4%
Marketing expense increased by $10.2 million, or 10.4%, for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, primarily due to increased marketing spend to acquire users and drive traffic across our offerings.

General and Administrative Expenses

	Nine Months Ended September 30,
(in thousands of USD)	2026	2025	% Change
General and administrative expenses	$(188,612)	$(194,160)	(2.9%)
General and administrative expenses decreased by $5.5 million, or 2.9%, for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The decrease was primarily driven by a $5.5 million decrease in stock-based compensation expense due to timing of grants and a decrease in non-labor expenses.

Interest Income

	Nine Months Ended September 30,
(in thousands of USD)	2026	2025	% Change
Interest income	$13,029	$14,661	(11.1%)
Interest income decreased by $1.6 million, or 11.1%, for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The decrease was attributable to lower interest rates as compared to the nine months ended September 30, 2025.

Gain (Loss) on Equity Method Investment, Net

	Nine Months Ended September 30,
(in thousands of USD)	2026	2025	% Change
Gain (loss) on equity method investments, net	$601	$1,647	(63.5%)
Gain (loss) on equity method investment, net, decreased by $1.0 million, or 63.5%, for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, primarily due to a $1.1 million impairment loss recognized on an equity method investment during the nine months ended September 30, 2026. See Note 16. Equity Method Investments in the accompanying notes to our unaudited Condensed Consolidated Financial Statements included in this Report for more information on the Company's equity method investments.

Other Income (Loss), Net

	Nine Months Ended September 30,
(in thousands of USD)	2026	2025	% Change
Other income (loss), net	$(2,516)	$(588)	327.9%
Other income (loss), net, decreased by $1.9 million, or 327.9%, for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The decrease was primarily attributable to a $6.1 million unfavorable change in net foreign currency gains (losses), primarily resulting from exchange rate movements at the end of the third quarter on foreign currency-denominated cash and investment balances, and a $0.4 million unfavorable change in other items, primarily lower non-operating retirement benefit income. These were partially offset by a $4.5 million favorable change in net unrealized gain (loss) on financial assets measured at fair value.
Income Tax Expense

	Nine Months Ended September 30,
(in thousands of USD)	2026	2025	% Change
Income tax benefit (expense)	$(9,080)	$(2,341)	287.9%
Income tax expense increased by $6.7 million, or 287.9%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily driven by the change in jurisdictional profits and losses. See Note 11. Income Taxes in the accompanying notes to our unaudited Condensed Consolidated Financial Statements included in this Report for more information on our taxes.
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
The following table presents a reconciliation of net loss to EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin for each of the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands of USD, except percentages)	2026	2025	2026	2025
Net income (loss)	$(7,471)	$(11,050)	$(30,845)	$(36,902)
Interest income	(4,170)	(4,638)	(13,029)	(14,661)
Interest expense	19	2	53	6
Income tax (benefit) expense	(529)	626	9,080	2,341
Depreciation and amortization	6,493	7,940	21,834	24,784
EBITDA	$(5,658)	$(7,120)	$(12,907)	$(24,432)
Stock-based compensation expense(1)	7,678	9,625	27,408	35,123
Restructuring, advisory, and legal fees(2)	1,370	2,684	3,751	5,802
(Gain) loss on fair value instruments, net(3)	(1,125)	1,640	(487)	4,016
(Gain) loss on equity method investments, net(4)	(59)	(1,709)	(601)	(1,647)
Adjusted EBITDA(5)	$2,206	$5,120	$17,164	$18,862
Net income (loss) margin	(2.1)%	(2.9)%	(3.0)%	(3.5)%
Adjusted EBITDA Margin	0.6%	1.4%	1.7%	1.8%
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
(2)Represents specific costs that are discrete to the periods presented and are not indicative of our core ongoing operations. For all periods presented, these amounts included non-routine legal and professional fees associated with the defense of the 2024 IPO-related shareholder litigation, which are outside the ordinary course of business. For the three months ended September 30, 2026, these amounts also included (i) our portion of the related settlement, (ii) third-party advisory fees, including financial, tax and commercial due diligence and legal advisory fees, incurred in connection with acquisition-related transactions and (iii) professional fees and severance costs directly related to the strategic restructuring initiative of our Wattpad business. The nine months ended September 30, 2026 also included advisory fees related to the Purchase Agreement that do not qualify as equity issuance costs, and a penalty and related professional fees, arising from a resolved regulatory matter concerning foreign exchange transaction reporting. For the three and nine months ended September 30, 2025, these amounts also included professional service fees associated with the initial implementation of Sarbanes-Oxley (“SOX”) compliance and IPO readiness.
(3)Represents unrealized net (gain) loss of financial assets measured at fair value, which include the Company's equity investments.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands of USD, except percentages)	2026	2025	Change	2026	2025	Change
Total Revenue	$362,775	$378,041	(4.0%)	$1,022,112	$1,052,019	(2.8%)
Effects of foreign currency rate fluctuations	15,856	-	N/A	49,275	-	N/A
Revenue on a Constant Currency Basis	$378,631	$378,041	0.2%	$1,071,387	$1,052,019	1.8%
Paid Content Revenue	275,514	286,814	(3.9%)	800,893	821,953	(2.6%)
Effects of foreign currency rate fluctuations	14,045	-	N/A	41,601	-	N/A
Paid Content Revenue on a Constant Currency Basis	$289,559	$286,814	1.0%	$842,494	$821,953	2.5%
Advertising Revenue	49,682	39,367	26.2%	136,488	124,485	9.6%
Effects of foreign currency rate fluctuations	1,551	-	N/A	5,352	-	N/A
Advertising Revenue on a Constant Currency Basis	$51,233	$39,367	30.1%	$141,840	$124,485	13.9%
IP Adaptations Revenue	37,579	51,860	(27.5%)	84,731	105,581	(19.7%)
Effects of foreign currency rate fluctuations	259	-	N/A	2,322	-	N/A
IP Adaptations Revenue on a Constant Currency Basis	$37,838	$51,860	(27.0%)	$87,053	$105,581	(17.5%)
Paid Content Average Revenue Per Paying User ("ARPPU")
Korea Paid Content Revenue	$108,880	$88,011	23.7%	$289,290	$245,682	17.7%
Global ARPPU	$12.3	$12.4	(0.8%)	$11.9	$12.2	(2.8%)
Effects of foreign currency rate fluctuations	0.7	-	N/A	0.6	-	N/A
Global ARPPU on a Constant Currency Basis	$13.0	$12.4	4.2%	$12.5	$12.2	2.3%
Korea ARPPU	9.4	8.0	17.6%	8.5	7.8	9.1%
Effects of foreign currency rate fluctuations	0.3	-	N/A	0.4	-	N/A
Korea ARPPU on a Constant Currency Basis	$9.7	$8.0	21.1%	$8.9	$7.8	13.9%
Japan Paid Content Revenue	$134,802	$164,155	(17.9%)	$409,947	$475,632	(13.8%)
Japan ARPPU	22.3	23.6	(5.8%)	22.3	23.2	(4.0%)
Effects of foreign currency rate fluctuations	1.8	-	N/A	1.6	-	N/A
Japan ARPPU on a Constant Currency Basis	$24.0	$23.6	1.8%	$23.9	$23.2	2.8%
Rest of World Paid Content Revenue	$31,831	$34,648	(8.1%)	$101,656	$100,639	1.0%
Rest of World ARPPU	6.8	6.8	(0.2%)	6.8	6.6	2.9%
Rest of World ARPPU on a Constant Currency Basis	$6.8	$6.8	(0.2%)	$6.8	$6.6	2.9%

Totals may not foot due to rounding.

Liquidity and Capital Resources
Cash and cash equivalents, along with cash generated from operations and the proceeds generated from the issuance of equity securities, constitute our main liquidity sources. At September 30, 2026, our principal liquidity was derived from the residual net proceeds of our 2024 Initial Public Offering (IPO), a subsequent private placement, and a strategic equity investment secured in the first quarter of 2026. As of September 30, 2026, we had $548.4 million of cash and cash equivalents, primarily held in bank deposits and other short-term, highly liquid investments with original maturities of three months or less. We believe these balances will be sufficient to fund our working capital requirements and the commitments described below for at least the next 12 months based on our current operating plans.
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
Our material cash requirements from known contractual obligations include our commitments to NW Webcomic Adaptation Fund, L.P. and under the RI Games Holdings Agreements, each described below, in addition to our operating lease obligations, debt obligations and purchase commitments described in Note 7. Leases and Note 8. Commitments and Contingencies.
In July 2026, we committed $40.0 million as a 40% limited partner in NW Webcomic Adaptation Fund, L.P. (the “Fund”), a content investment fund in which N Investment Co., Ltd., a wholly-owned subsidiary of NAVER Corporation and a related party, has committed the remaining $60.0 million. We account for our interest as an equity method investment and do not consolidate the fund. As of September 30, 2026, we had funded $10.0 million, and our remaining commitment of $30.0 million is payable in three equal annual installments of $10 million beginning in August 2027. Our obligation to fund capital for the repayment of Fund indebtedness is unconditional. See Note 8. Commitments and Contingencies, Note 15. Related Party Transactions, and Note 16. Equity Method Investments.
On August 6, 2026, we entered into the RI Games Holdings Agreements to acquire, in two closings, up to 9,000 shares, or approximately 60%, of the common stock of RI Games Holdings, a South Korea-based game developer, for aggregate consideration of KRW 150,000,003,000 (approximately $108.9 million). We entered into the RI Games Holdings Agreements to acquire a controlling interest in RI Games Holdings and to provide additional equity funding to RI Games Holdings following the second closing. On August 14, 2026, we paid KRW 49,983 million ($35.3 million) in cash at the first closing, which we funded with cash on hand. The second closing purchase price of KRW 100,017 million (approximately $73.6 million), also payable in cash, may become due within the next twelve months, depending on when the applicable conditions are satisfied, including a specified commercial launch milestone.
Under the RI Games Shareholders Agreement, following the second closing and through June 30, 2030, we may be required to fund capital increases of RI Games Holdings of up to KRW 50 billion (approximately $36.8 million) in cash, and if specified revenue targets are achieved, to fund a further capital increase up to a specified maximum and to purchase the Seller’s remaining 6,000 shares for not less than KRW 100 billion (approximately $73.6 million), payable in combination of cash and shares of our common stock. The obligations are denominated in Korean won; the first closing payment is translated at the exchange rate on the payment date and the remaining amounts at the exchange rate as of September 30, 2026. See Note 8. Commitments and Contingencies and Note 16. Equity Method Investments.
Subsequent to September 30, 2026, we received cash distributions of $5.8 million from Tap Future Information Corporation, one of our equity investments, prior to the completion of its merger with Drama Times Inc. in October 2026. In connection with the merger, we exchanged our equity interest for Series A1 preferred shares of Drama Times Inc. See Note 19. Subsequent Events.
Historically, we have also relied on capital contributions from NAVER to finance our operations, repay or repurchase indebtedness, finance acquisitions and fund our capital expenditures. NAVER has no contractual obligation to provide additional capital to us. Our future capital requirements will depend on many factors, including our growth rate, sales and marketing activities and the factors described in the section entitled “Risk Factors” in the Annual Report. Our expected primary uses of capital are acquisitions and strategic investments, repayment of debt, working capital, capital expenditures, geographic expansion and other general corporate purposes. We may require additional financing through the incurrence of indebtedness, the issuance of additional equity or a combination of these sources, and such financing may not be available on favorable terms, or at all, particularly given disruption in global financial markets resulting from high inflation and interest rates. See “Risk Factors—Risks Related to Our Business, Industry and Operations—We may require additional capital to support our business in the future, and this capital might not be available on reasonable terms, if at all,” in the Annual Report.

Consolidated Statements of Cash Flows
The following table summarizes our cash flows for the period presented:

	Nine Months Ended September 30,
(in thousands of USD)	2026	2025
Net cash (used in) provided by operating activities	$(11,892)	$3,578
Net cash (used in) provided by investing activities	(57,736)	(5,029)
Net cash provided by financing activities	30,651	1,407
Effect of exchange rate changes on cash and cash equivalents	5,609	12,217
Net increase (decrease) in cash and cash equivalents	$(33,368)	$12,173
Operating Activities
Net cash (used in) provided by operating activities changed by $15.5 million, from net cash provided of $3.6 million for the nine months ended September 30, 2025, to net cash used of $11.9 million for the nine months ended September 30, 2026. The change was primarily driven by a $22.1 million increase in cash used in receivables, primarily due to the timing of billings, an $11.3 million decrease in cash provided by other liabilities, a $9.5 million increase in cash used for other assets, and a $7.7 million decrease in non-cash stock-based compensation expense. These were partially offset by a $10.3 million reduction in cash outflows for accrued expenses, a $10.5 million decrease in non-cash deferred tax benefit, an $8.3 million increase in cash provided by contract liabilities, a $6.1 million decrease in net loss, and a $3.7 million favorable change in income tax receivable.

Investing Activities
For the nine months ended September 30, 2026, net cash used in investing activities was $57.7 million, compared to $5.0 million for the nine months ended September 30, 2025. The increase in net cash used was primarily attributable to cash paid of $35.3 million for the first closing of our investment in RI Games Holdings and $10.0 million funded to NW Webcomic Adaptation Fund, L.P., and a $21.9 million decrease in proceeds from the maturities of short-term investments, partially offset by a $6.0 million decrease in purchases of debt and equity securities, a $4.5 million decrease in payments made for short-term investments and a $4.1 million increase in proceeds from loan receivables. In addition, during the three months ended September 30, 2026, we capitalized $0.3 million of internal-use software development costs related to the Wattpad re-platforming project.
Financing Activities
For the nine months ended September 30, 2026, net cash provided by financing was $30.7 million compared to $1.4 million during the nine months ended September 30, 2025, primarily driven by proceeds of $32.7 million from the issuance of common stock related to a private placement during the first quarter of 2026, partially offset by $2.3 million of other financing activities.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Securities & Derivative Litigation
On September 5, 2024, a purported stockholder filed a putative class action lawsuit against the Company, its directors, and the underwriters of the Company’s initial public offering completed on June 28, 2024 (the “IPO”) in the federal court for the Central District of California, purportedly on behalf of all purchasers of shares of the Company’s common stock pursuant or traceable to the IPO Prospectus and the Company’s Registration Statement on Form S-1 (File No. 333-279863) relating to our IPO (the “Registration Statement”). The complaint alleges that the Registration Statement was materially false and misleading in violation of Sections 11 and 15 of the Securities Act of 1933. On January 9, 2026, the WEBTOON defendants and underwriter defendants filed answers to the operative complaint. On July 8, 2026, the parties notified the court that they had reached an agreement-in-principle that resolves all of the putative class’s claims, and requested a stay of all case deadlines. On August 7, 2026, the parties filed a stipulation of settlement with the Court. On August 14, 2026, the Court preliminarily approved the settlement. A hearing on final approval of the settlement is set for December 1, 2026. During the three months ended September 30, 2026, the settlement amount of $10.05 million was deposited into escrow, of which $9.8 million was funded by the Company’s insurers and $0.25 million by the Company. As of September 30, 2026, the Company recorded a liability within Provisions and defined pension benefits and an insurance receivable of $9.8 million within Receivables. The settlement did not have a material impact on the Condensed Consolidated Statements of Operations.

On November 15, 2024, a purported stockholder filed a shareholder derivative lawsuit against the Company’s directors, naming the Company as a nominal defendant, in the federal court for the Central District of California. The complaint focuses on the same allegations as the putative securities class action described above, including that the Company’s Registration Statement was materially false or misleading. The complaint includes claims for violations of Section 14 (a) of the Exchange Act, breach of fiduciary duties, and unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and contribution under Section 11(f) of the Securities Act of 1933, and Section 21D of the Exchange Act of 1934. On January 13, 2025, by stipulation of the parties, the court ordered the shareholder derivative lawsuit stayed pending resolution of the Company’s motion to dismiss in the putative securities class action. On April 24, 2026, by stipulation of the parties, the court ordered the shareholder derivative lawsuit stayed until the end of the fact discovery period in the securities class action.
On May 5, 2026, a purported shareholder filed a shareholder derivative lawsuit against the Company’s directors, naming the Company as a nominal defendant, in the federal court for the Central District of California. The complaint focuses on similar allegations as the putative securities class action described above, including that the Company’s Registration Statement was materially false or misleading. The complaint includes claims for breach of fiduciary duties, aiding and abetting breach of fiduciary duties, unjust enrichment, waste of corporate assets, and contribution under Section 11(f) of the Securities Act of 1933, and Section 21D of the Exchange Act of 1934.
On August 21, 2026, a purported shareholder filed a shareholder derivative lawsuit against the Company's directors, naming the Company as a nominal defendant, in the federal court for the Central District of California. The complaint focuses on similar allegations as the putative securities class action and other derivative lawsuits described above, including that the Company's Registration Statement was materially false or misleading. The complaint includes claims for breach of fiduciary duties, aiding and abetting breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and contribution under Section 11(f) of the Securities Act of 1933, and Section 21D of the Exchange Act of 1934.

On September 18, 2026, the purported shareholders of all three derivative actions and the Company notified the Court that they had reached an agreement-in-principle that resolves all of the putative class’s claims, and requested a stay of all case deadlines. On September 21, 2026, the Court ordered that the parties’ stipulation of settlement and plaintiffs’ motion for preliminary approval shall be filed by October 30, 2026. On October 28, 2026, the Court extended the deadline to file the settlement documents to November 13, 2026. The settlement terms are subject to the Court’s review and determination of whether they are fair, reasonable, and adequate, as well as an application for Plaintiffs’ counsel’s attorney’s fees. The Company has insurance policies in place with respect to any future fee award. The Company does not expect any future settlement to have a material impact to the financial statements.
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
We continue to seek opportunities to enter into new markets and new lines of business, some of which we may have very limited or no experience in. For example, we recently entered into agreements providing for the acquisition of a controlling interest in RI Games Holdings, a South Korea-based game developer focused on developing games, including games based on web-comic intellectual property. This acquisition will expand our business to include the development and operation of video games, a business in which we have little or no prior operating experience. As an entrant to new markets and new lines of business, we may not accurately estimate the infrastructure needs, human resource requirements, or operating expenses with regard to these new markets and new lines of business. We may also fail to accurately anticipate the adoption, monetization, or profitability of such new offerings. As a result, we may face additional operational, technological, and regulatory challenges as we integrate and grow these businesses. If we fail to generate adequate returns from these new markets and lines of business within our anticipated timeframe, or at all, it could have an adverse effect on our business, financial condition, and operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 1, 2024)
3.2	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 1, 2024)
10.1*†	Second Amended Long-Term Assignment Agreement between the Company and Yongsoo Kim dated September 1, 2026
10.2*†	Director Appointment Agreement between LINE Digital Frontier and Yongsoo Kim dated September 1, 2026
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
________________________________________________________________
*Filed herewith
**Furnished herewith
†Management compensatory plan or contract

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEBTOON Entertainment Inc.
Date: November 9, 2026	By:	/s/ David J. Lee
David J. Lee
Chief Financial Officer
(Principal Financial Officer)